Form 10-Q
period 2014-06-30
Adeptus Health Inc.
filed 2014-08-08
CIK 1602367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to     .

Commission file number: 001-36520

ADEPTUS HEALTH INC.

(Exact name of registrant as specified in its charter)

Delaware	46-5037387
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2941 South Lake Vista, Suite 200 Lewisville, TX	75067
(Address of principal executive offices)	(Zip Code)

(972) 899-6666

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ◻ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	◻

Non-accelerated filer	☒	Smaller reporting company	◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ◻ No ☒

The number of shares of the registrant’s Class A common stock , par value $0.01 per share, outstanding was 9,809,160 as of June 30, 2014.  The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding was 10,741,839 as of June 30, 2014.

ADEPTUS HEALTH INC. and SUBSIDIARIES

FORM 10-Q

GENERAL

Unless the context otherwise indicates or requires, references in this Quarterly Report on Form 10-Q to the “Company,” “we,” “us” and “our” refer to Adeptus Health Inc. and its consolidated subsidiaries after giving effect  to the Reorganization Transactions (“Reorganization”) described herein and the Initial Public Offering (“IPO”) described herein and to Adeptus Health LLC and its consolidated subsidiaries prior to the Reorganization and IPO.

On June 30, 2014, we completed our initial public offering of 4,900,000 shares of our Class A common stock at  a price to the public of $22.00 per share and received net proceeds of approximately $96.2 million, after deducting underwriting discounts and commissions and offering expenses.   An additional 735,000 shares were sold to the public,  which 313,586 shares were sold by a significant stockholder and 421,414 shares were sold by the Company with the proceeds received by the Company used to purchase an equivalent number of LLC Units from such significant stockholder.  In connection with the initial public offering, the limited liability company agreement of Adeptus Health LLC was amended and restated to, among other things, modify its capital structure by replacing the different classes of interests previously held by the Adeptus Health LLC owners to a single new class of units called “LLC Units.” In addition, each LLC Unit holder received on a one-for-one basis one share of the Company’s Class B common stock, which entitles the holder to vote on all matters of Adeptus Health Inc. but has no economic rights.  One of the then-existing owners converted a portion of its interest into 4,895,521 shares of Class A common stock. The Company and its then-existing owners also entered into an exchange agreement under which they have the right to exchange their LLC Units and shares of Class B common stock for shares of our Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications.

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. All statements, other than statements of historical facts included in this Form 10-Q, including statements concerning our plans, objectives, goals, beliefs, business strategies, future events, business conditions, our results of operations, financial position and our business outlook, business trends and other information, may be forward-looking statements. Words such as “estimates,” “expects,” “contemplates,” “will,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” “may,” “should” and variations of such words or similar expressions are intended to identify forward-looking statements. The forward-looking statements are not historical facts, and are based upon our current expectations, beliefs, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Our expectations, beliefs, estimates and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs, estimates and projections will result or be achieved and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.

There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Such risks, uncertainties and other important factors that could cause actual results to differ include, among others, the risks, uncertainties and factors set forth under “Risk Factors” in the Company’s prospectus dated June 24, 2014 (the “prospectus”), as filed with the Securities and Exchange Commission (the “SEC”) on June 25, 2014 pursuant to Rule 424(b)(4) under the Securities Act, and in this report, as such risk factors may be updated from time to time in our periodic filings with the SEC, and are accessible on the SEC’s website at www.sec.gov, and also include the following:

•	Our ability to implement our growth strategy;
•	Our ability to maintain sufficient levels of cash flow to meet growth expectations;
•	Our ability to protect our brand;

•	Federal and state laws and regulations relating to our facilities, which could lead to the incurrence of significant penalties by us or require us to make significant changes to our operations;
•	Our ability to locate available facility sites on terms acceptable to us;
•	Competition from hospitals, clinics and other emergency care providers;
•	Our dependence on payments from third-party payors;
•	Our ability to source and procure new products and equipment to meet patient preferences;
•	Our reliance on Medical Properties Trust (“MPT”) and the MPT Master Funding and Development Agreement;
•

Disruptions in the global financial markets leading to difficulty in borrowing sufficient amounts of capital to finance the carrying costs of inventory, to pay for capital expenditures and operating costs;

•	Our ability or the ability of our healthcare system partners to negotiate favorable contracts or renew existing contracts with third-party payors on favorable terms;
•	Significant changes in our payor mix or case mix resulting from fluctuations in the types of cases treated at our facilities;
•	Material changes in IRS revenue rulings, case law or the interpretation of such rulings;
•	Shortages of, or quality control issues with, emergency care-related products, equipment and medical supplies that could result in a disruption of our operations;
•	The intense competition we face for patients, physician use of our facilities, strategic relationships and commercial payor contracts;
•	The fact that we are subject to significant malpractice and related legal claims;
•	The growth of patient receivables or the deterioration in the ability to collect on those accounts;
•	The impact on us of PPACA, which represents a significant change to the healthcare industry;
•	Ensuring our continued compliance with HIPAA, which could require us to expend significant resources and capital; and
•	The factors discussed in the section entitled “Risk Factors” in the Company’s prospectus dated June 24, 2014, filed with the SEC pursuant to Rule 424(b) of the Securities Act on June 25, 2014.

We caution you that the risks, uncertainties and other factors referenced above may not contain all of the risks, uncertainties and other factors that are important to you. In addition, we cannot assure you that we will realize the results, benefits or developments that we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our business in the way expected. There can be no assurance that (i) we have correctly measured or identified all of the factors affecting our business or the extent of these factors’ likely impact, (ii) the available information with respect to these factors on which such analysis is based is complete or accurate, (iii) such analysis is correct or (iv) our strategy, which is based in part on this analysis, will be successful. All forward-looking statements in this report apply only as of the date of this report or as the date they were made and, except as required by applicable law, we undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Adeptus Health Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30,	December 31,
	2014	2013
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$44,876	$11,495
Restricted cash	4,195	294
Accounts receivable, less allowance for doubtful accounts of $13,319 and $5,295, respectively	22,874	15,887
Other receivables and current assets	4,826	3,901
Medical supplies inventory	2,500	1,494
Total current assets	79,271	33,071
Property and equipment, net	76,353	62,087
Deposits	989	750
Deferred tax assets	34,449	—
Intangibles, net	20,905	21,795
Goodwill	61,009	61,009
Other long-term assets	4,625	4,580
Total assets	$277,601	$183,292
LIABILITIES AND SHAREHOLDERS'/OWNERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$21,953	$15,207
Accrued compensation	12,978	9,158
Current maturities of long-term debt	84	504
Current maturities of capital lease obligations	86	58
Deferred rent	332	497
Total current liabilities	35,433	25,424
Long-term debt, less current maturities	100,000	75,000
Payable to related parties pursuant to tax receivable agreement	29,302	—
Capital lease obligations, less current maturities	4,085	3,849
Deferred rent	1,629	368
Total liabilities	170,449	104,641
Commitments and contingencies
Shareholders'/owners' equity
Owners' equity	—	78,651
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized and zero shares issued and outstanding at June 30, 2014	—	—
Class A common stock, par value $0.01 per share; 50,000,000 shares authorized, 9,809,160 shares issued and outstanding at June 30, 2014	98	—
Class B common stock, par value $0.01 per share; 20,000,000 shares authorized 10,741,839 shares issued and outstanding at June 30, 2014	107	—
Additional paid-in capital	53,340	—
Accumulated other comprehensive loss	(65)	—
Accumulated deficit	(2,016)	—
Total shareholders' equity	51,464	—
Non-controlling interest	55,688	—
Total equity	107,152	78,651
Total liabilities and shareholders'/owners' equity	$277,601	$183,292

The accompanying notes are an integral part of these unaudited financial statements.

Adeptus Health Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share data)

	Three months		Six months
	ended June 30,		ended June 30,
	2014	2013	2014	2013
Revenue:
Patient service revenue	$51,946	$26,831	$96,475	$50,128
Provision for bad debt	(7,708)	(2,333)	(13,456)	(4,594)
Net patient service revenue	44,238	24,498	83,019	45,534
Operating expenses:
Salaries, wages and benefits	29,478	14,895	54,458	28,904
General and administrative	11,302	3,784	17,522	7,014
Other operating expenses	5,137	2,529	10,000	4,949
Loss from the disposal or impairment of assets	—	77	2	185
Depreciation and amortization	3,393	1,812	6,450	3,496
Total operating expenses	49,310	23,097	88,432	44,548
(Loss) income from operations	(5,072)	1,401	(5,413)	986
Other (expense) income:
Interest expense	(4,319)	(336)	(6,525)	(624)
Change in fair market value of derivatives	—	363	—	363
Total other (expense) income	(4,319)	27	(6,525)	(261)
(Loss) income before provision for income taxes	(9,391)	1,428	(11,938)	725
Provision for income taxes	38	92	170	224
Net (loss) income	(9,429)	1,336	(12,108)	501
Less: Net (loss) income attributable to the non-controlling interest	(7,413)	1,336	(10,092)	501
Net loss attributable to Adeptus Health Inc.	$(2,016)	$—	$(2,016)	$—
Net loss per share of Class A common stock:
Basic	$(0.21)	$—	$(0.21)	$—
Diluted	$(0.21)	$—	$(0.21)	$—
Weighted average shares of Class A common stock:
Basic	9,809,160	—	9,809,160	—
Diluted	9,809,160	—	9,809,160	—

The accompanying notes are an integral part of these unaudited financial statements.

Adeptus Health Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

(In thousands)

	Adeptus Health Inc.		Non-controlling Interest		Total
	Three months ended		Three months ended		Three months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net (loss) income	$(2,016)	$—	$(7,413)	$1,336	$(9,429)	$1,336
Other comprehensive loss, net of tax:
Unrealized loss on interest rate contract	(47)	—	—	—	(47)	—
Comprehensive (loss) income	$(2,063)	$—	$(7,413)	$1,336	$(9,476)	$1,336

	Adeptus Health Inc.		Non-controlling Interest		Total
	Six months ended		Six months ended		Six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net (loss) income	$(2,016)	$—	$(10,092)	$501	$(12,108)	$501
Other comprehensive loss, net of tax:
Unrealized loss on interest rate contract	(65)	—	—	—	(65)	—
Comprehensive (loss) income	$(2,081)	$—	$(10,092)	$501	$(12,173)	$501

The accompanying notes are an integral part of these unaudited financial statements.

Adeptus Health Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’/OWNERS' EQUITY

(Unaudited)

(In thousands, except share data)

	Adeptus Health LLC	Adeptus Health Inc.
								Accumulated
	Total	Class A shares		Class B shares		Additional		Other	Total	Non-	Total
	Owners'					Paid-in	Accumulated	Comprehensive	Shareholders'	Controlling	Shareholders'/
	Equity	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Interest	Owners' Equity
Balance, December 31, 2013	$78,651	—	$—	—	$—	$—	$—	$—	$—	$—	$78,651
Capital contribution	167	—	—	—	—	—	—	—	—	—	167
Distributions to existing owners	(483)	—	—	—	—	—	—	—	—	—	(483)
Stock-based compensation prior to reorganization	316	—	—	—	—	—	—	—	—	—	316
Net loss prior to reorganization	(7,093)	—	—	—	—	—	—	—	—	—	(7,093)
Dividends paid to existing owners	(60,000)	—	—	—	—	—	—	—	—	—	(60,000)
Class A common stock											—
Issuance of Class A shares in Initial Public Offering, net of issuance costs	(311)	5,321,414	53	—	—	96,483	—	—	96,536	—	96,225
Investment of merged entity into Class A shares	(3,307)	4,474,107	45	—	—	3,262	—	—	3,307	—	—
Issuance of Class A shares to directors	—	13,639	—	—	—	—	—	—	—	—	—
Class B common stock											—
Issuance of Class B shares in Reorganization and Offering	(7,940)	—	—	10,741,839	107	7,833	—	—	7,940	—	—
Recording of non-controlling interest upon reorganization	—	—	—	—	—	(58,687)	—	—	(58,687)	58,687	—
Effects of Tax Receivable Agreement (See Note 12)	—	—	—	—	—	4,427	—	—	4,427	—	4,427
Stock-based compensation subsequent to initial public offering	—	—	—	—	—	22	—	—	22	—	22
Unrealized loss on interest rate contract	—	—	—	—	—	—	—	(65)	(65)	—	(65)
Net loss subsequent to initial public offering	—	—	—	—	—	—	(2,016)	—	(2,016)	(2,999)	(5,015)
Balance, June 30, 2014	$—	9,809,160	$98	10,741,839	$107	$53,340	$(2,016)	$(65)	$51,464	$55,688	$107,152

The accompanying notes are an integral part of these unaudited financial statements.

Adeptus Health Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six months ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net (loss) income	$(12,108)	$501
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Loss from the disposal or impairment of assets	2	185
Change in fair market value of derivatives	—	(363)
Depreciation and amortization	6,450	3,496
Amortization of deferred loan costs	453	99
Provision for bad debts	13,456	4,594
Stock-based compensation	338	219
Changes in operating assets and liabilities:
Restricted cash	(3,901)	—
Accounts receivable	(20,443)	(5,592)
Other receivables and current assets	1,334	(13)
Medical supplies inventory	(1,006)	(124)
Other long-term assets	28	—
Accounts payable and accrued expenses	3,770	(30)
Accrued compensation	3,820	419
Deferred rent	1,096	(33)
Net cash (used in) provided by operating activities	(6,711)	3,358
Cash flows from investing activities:
Deposits	(239)	(364)
Proceeds from sale of property and equipment	2,003	45
Capital expenditures	(22,020)	(11,563)
Net cash used in investing activities	(20,256)	(11,882)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriters fees and expenses	96,226	—
Proceeds from long-term borrowings	93,955	8,000
Payment of deferred loan costs	(591)	(320)
Payments on borrowings	(69,377)	(1,931)
Payment of capital lease obligations	(23)	—
Payment of dividends	(60,000)	—
Distributions to owners	(9)	(17)
Contribution from original owner	167	83
Net cash provided by financing activities	60,348	5,815
Net increase (decrease) in cash	33,381	(2,709)
Cash, beginning of period	11,495	3,455
Cash, end of period	$44,876	$746

See Note 10 for Supplemental Cash Flow Information and Supplemental Noncash Activities

The accompanying notes are an integral part of these unaudited financial statements.

Adeptus Health Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

NOTE 1—ORGANIZATION

Adeptus Health Inc. (the "Company") was incorporated as a Delaware corporation on March 7, 2014 for the purpose of facilitating an initial public offering of common equity. The Company is a holding company with its sole material asset being a controlling equity interest in Adeptus Health LLC. As the sole managing member of Adeptus Health LLC, the Company operates and controls all of the business and affairs of Adeptus Health LLC and, through Adeptus Health LLC and its subsidiaries, conducts its business. Prior to the initial public offering, the Company had not engaged in any business or other activities except in connection with its formation and the initial public offering.

Adeptus Health LLC or its predecessors began operations in 2002 and owns and operates First Choice Emergency Rooms, the largest network of independent freestanding emergency rooms in the United States, delivering both major and minor emergency medical services for adult and pediatric patients. First Choice Emergency Rooms has experienced rapid growth in recent periods, growing from 14 facilities at the end of 2012 to 26 facilities at the end of 2013, and to 38 facilities as of June 30, 2014. The Company’s facilities are currently located in the Houston, Dallas/Fort Worth, San Antonio and Austin, Texas markets, as well as in Colorado Springs and Denver, Colorado.

On June 24, 2014, the Company’s registration statement on Form S-1 (File No. 33-196142) relating to its initial public offering of Class A common stock was declared effective by the Securities and Exchange Commission (“SEC”). The Company sold 4,900,000 shares of Class A common stock in its public offering.  An additional 735,000 shares were sold to the public, of which 313,586 shares were sold by a significant stockholder and 421,414 shares were sold by the Company with the proceeds received by the Company used to purchase an equivalent number of LLC Units from such significant stockholder.  The Company’s stock began trading on the New York Stock Exchange on June 25, 2014 under the symbol “ADPT,” and the initial public offering closed on June 30, 2014.

In connection with the initial public offering, the limited liability company agreement of Adeptus Health LLC was amended and restated to, among other things, modify its capital structure by replacing the different classes of interests previously held by the Adeptus Health LLC owners to a single new class of units called “LLC Units.” In addition, each LLC Unit holder received on a one-for-one basis one share of the Company’s Class B common stock, which entitles the holder to vote on all matters of Adeptus Health Inc. but has no economic rights.  One of the then-existing owners converted a portion of its interest into 4,895,521 shares of the Company’s Class A common stock, which is referred to as the merged entity. The Company and its then-existing owners also entered into an exchange agreement under which they have the right to exchange their LLC Units and shares of Class B common stock for shares of Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. These transactions are collectively referred to as the “Reorganization Transactions.”

The Company consolidates the financial results of Adeptus Health LLC and its subsidiaries and records non-controlling interest for the economic interest in Adeptus Health LLC held by the non-controlling unit holders. The non-controlling interest ownership percentage as of June 30, 2014 was 52.3%.

Prior to the initial public offering, the Company borrowed under the Senior Secured Credit Facility (See Note 7 Debt for further information) to fund a dividend of $60.0 million to the then-existing  owners which was paid in connection with the consummation of the initial public offering. The Company used proceeds from the initial public offering to repay indebtedness under the Senior Secured Credit Facility from this borrowing.

Adeptus Health Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in audited financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to those rules and regulations. We believe that the disclosures made are adequate to make the information not misleading.

The condensed consolidated financial statements included herein reflect all adjustments (consisting of normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the interim periods presented. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the fiscal year.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on June 25, 2014 (“Prospectus”).

Accounting Policies and Use of Estimates

The preparation of financial statements in conformity with GAAP requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant accounting policies and estimates include: the useful lives of fixed assets, revenue recognition, allowances for doubtful accounts, leases, reserves for employee health benefit obligations, stock-based compensation, and other contingencies.  Actual results could differ from these estimates. For greater detail regarding these accounting policies and estimates, refer to our Prospectus.

Segment and Geographic Information

The Company’s chief operating decision maker is our Chief Executive Officer, who reviews financial information presented on a company-wide basis. As a result, the Company  determined that it has a single reporting segment and operating unit structure.

All of the Company’s revenue for the three and six months ended June 30, 2014 and 2013 was in the United States.

Cash and Cash Equivalents and Concentrations of Risk

The Company includes all securities with a maturity date of three months or less at date of purchase as cash equivalents. The Company currently has no cash equivalents. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant risk related to uninsured bank deposits.

Restricted Cash

Beginning in October 2013, the Company is required to restrict cash for letters of credit related to the Master Funding and Development Agreement. See Note 9 (Commitments and Contingencies) for more information. Each letter of credit is issued in an amount equal to approximately 50% of one year's base rent relating to completed

Adeptus Health Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

facilities. As of June 30, 2014 and December 31, 2013, total restricted cash was $ 4.2 million and $ 0.3 million, respectively.

Patient Revenue and Accounts Receivable

Revenue is recognized when services are rendered to patients. Charges for all services provided to insured patients are initially billed and processed by the patients' insurance provider. The Company has agreements with insurance companies that provide for payments to the Company at amounts different from its established rates or as determined by the patient's out of network benefits. Differences between established rates and those set by insurance programs, as well as charity care, employee and prompt pay adjustments, are recorded as adjustments directly to patient service revenue. Fee adjustments of approximately $27.4 million, $15.9 million, $49.6 million and $29.2 million were recorded for the three and six months ended June 30, 2014 and 2013, respectively. Amounts not covered by the insurance companies are then billed to the patients. Estimated uncollectible amounts from insured patients are recorded as bad debt expense in the period the services are provided. Collection of payment for services provided to patients without insurance coverage is done at the time of service.

Patient service revenue before the provision for bad debts by major payor source for the three and six months ended June 30, 2014 and 2013 were as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Third-party payors, including patient portion	$51,052	$26,321	$94,723	$49,216
Self-pay	894	510	1,752	912
Total all payors	$51,946	$26,831	$96,475	$50,128

The Company receives payments from third-party payors that have contracts with the Company in Texas and Colorado. As of June 30, 2014, the Company has a contract with Blue Cross Blue Shield of Texas and two MultiPlan arrangements whereby the Company accesses a number of third-party payors at in-network rates. Four major third-party payors accounted for 82.0%, 83.6%, 84.6% and 84.4% of patient service revenue for the three and six months ended June 30, 2014 and 2013, respectively. These same payors also accounted for 81% and 79% of accounts receivable as of June 30, 2014 and December 31, 2013, respectively. The following table sets forth the percentage of patient service revenue earned by major payor source:

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Payor:
Blue Cross Blue Shield	27.8%	25.7%	28.0%	26.1%
United HealthCare	23.7	25.8	24.1	26.5
Aetna	18.6	20.6	18.8	20.4
Cigna	11.9	11.5	13.7	11.4
Other	18.0	16.4	15.4	15.6
	100.0%	100.0%	100.0%	100.0%

Accounts receivable are reduced by an allowance for doubtful accounts. In establishing the Company's allowance for doubtful accounts, management considers historical collection experience, the aging of the account, the payor classification, and patient payment patterns. Amounts due directly from patients represent the Company's highest collectability risk. There were not any significant changes in the estimates or assumptions underlying the calculation of the allowance for doubtful accounts for the three and six months ended June 30, 2014 and 2013.

Adeptus Health Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company writes off as bad debt expense uncollectible accounts receivable arising from patient responsibility after all collection efforts have been exhausted and it has been determined such accounts will not be collected. Bad debt write-offs of approximately $2.5 million, $1.7 million, $5.4 million and $3.0 million were recorded for the three and six months ended June 30, 2014, and 2013, respectively.

The Company treats anyone that is emergent, including patients that may be eligible for Medicare or Medicaid. These services are provided at no charge to the patient. Total charity care was approximately 7.7%, 7.7%, 7.9% and 6.5% of patient service revenue for the three and six months ended June 30, 2014 and 2013, respectively.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense for the three and six months ended June 30, 2014 and 2013, was approximately $0.7 million, $0.8 million, $1.8 million and $1.3 million, respectively, and is included as a component of general and administrative expenses within the unaudited Condensed Consolidated Statements of Operations.

Medical Supplies Inventory

Inventory is carried at the lower of cost or market using the first-in, first-out method and consists of a standard set of medical supplies held in stock at all facilities.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization computed using the straight-line method over the estimated useful life of each asset. Leasehold improvements are amortized over the shorter of the noncancelable lease term or the estimated useful life of the improvements. When assets are retired, the cost and applicable accumulated depreciation are removed from the respective accounts, and the resulting gain or loss is recognized. Expenditures for normal repairs and maintenance are expensed as incurred. Material expenditures that increase the life of an asset are capitalized and depreciated over the estimated remaining useful life of the asset.

Amortization of assets acquired under capital leases is included as a component of depreciation and amortization expense in the accompanying unaudited Condensed Consolidated Statements of Operations. Amortization is calculated using the straight-line method over the shorter of the useful lives or the term of the underlying lease agreements.

Fair Value of Financial Instruments

The carrying amounts of the Company's financial instruments, including cash, receivables, accounts payable and accrued liabilities approximate their fair value due to their relatively short maturities. At June 30, 2014 and December 31, 2013, the carrying value of the Company's long-term debt was based on the current interest rates and approximates its fair value.

Derivative Instruments and Hedging Activities

The Company recognizes all derivative instruments as either assets or liabilities in the balance sheet at their respective fair values. For derivatives not designated as a hedging instrument, changes in the fair value are recorded in net earnings immediately. For derivatives designated in hedging relationships, changes in the fair value are either offset through earnings against the change in fair value of the hedged item attributable to the risk being hedged or recognized in accumulated other comprehensive income, to the extent the derivative is effective at offsetting the changes in cash flows being hedged until the hedged item affects earnings.

Adeptus Health Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the three and six months ended June 30, 2013, the Company maintained one derivative instrument that it did not designate as a hedge. As a result, changes in the fair value are recorded in earnings for this period. Beginning in November 2013, the Company only enters into derivative contracts that it intends to designate as a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). For all hedging relationships, the Company formally documents the hedging relationship and its risk-management objective and strategy for undertaking the hedge, the hedging instrument, the hedged transaction, the nature of the risk being hedged, how the hedging instrument's effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively, and a description of the method used to measure ineffectiveness. The Company also formally assesses, both at the inception of the hedging relationship and on an ongoing basis, whether the derivatives that are used in hedging relationships are highly effective in offsetting changes in cash flows of hedged transactions. For derivative instruments that are designated and qualify as part of a cash flow hedging relationship, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or years during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

The Company discontinues hedge accounting prospectively when it determines that the derivative is no longer effective in offsetting cash flows attributable to the hedged risk, the derivative expires or is sold, terminated, or exercised or the cash flow hedge is dedesignated because a forecasted transaction is not probable of occurring.

In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company continues to carry the derivative at its fair value on the balance sheet and recognizes any subsequent changes in its fair value in earnings. When it is probable that a forecasted transaction will not occur, the Company discontinues hedge accounting and recognizes immediately in earnings gains and losses that were accumulated in other comprehensive income related to the hedging relationship.

Lease Accounting

The Company determines whether to account for its facility leases as operating or capital leases depending on the underlying terms of the lease agreement. This determination of classification is complex and requires significant judgment relating to certain information including the estimated fair value and remaining economic life of the facilities, the Company's cost of funds, minimum lease payments and other lease terms. The lease rates under the Company's lease agreements are subject to certain conditional escalation clauses that are recognized when probable or incurred and are based on changes in the consumer price index or certain operational performance measures. As of June 30, 2014, the Company leased 37 facilities, 36 of which the Company classified as operating leases and one of which the Company classified as a capital lease.

Income Taxes

We provide for income taxes using the asset and liability method. This approach recognizes the amount of federal, state and local taxes payable or refundable for the current year, as well as deferred tax assets and liabilities for the future tax consequence of events recognized in the consolidated financial statements and income tax returns. Deferred income tax assets and liabilities are adjusted to recognize the effects of changes in tax laws or enacted tax rates.

A valuation allowance is required when it is more-likely-than-not that some portion of the deferred tax assets will not be realized. Realization is dependent on generating sufficient future taxable income.

We file a consolidated federal income tax return. State income tax returns are filed on a separate, combined or consolidated basis in accordance with relevant state laws and regulations. LPs, LLPs, LLCs and other pass-through entities that we consolidate file separate federal and state income tax returns. We include the allocable portion of each pass-through entity’s income or loss in our federal income tax return. We allocate the remaining

Adeptus Health Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

income or loss of each pass-through entity to the other partners or members who are responsible for their portion of the taxes.

Estimated taxes of approximately $38,000, $0.1 million, $0.2 million and $0.2 million are included in the provision for income taxes in the financial statements for the three and six months ended June 30, 2014 and 2013, respectively. The Company's estimate of the potential outcome of any uncertain tax positions is subject to management's assessment of relevant risks, facts, and circumstances existing at that time. The Company uses a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

To the extent that the Company's assessment of such tax position changes, the change in estimate is recorded in the period in which the determination is made. The Company reports tax related interest and penalties as a component of the provision for income tax and operating expenses, respectively, if applicable. The Company has not recognized any uncertain tax positions.

Deferred Rent

The Company records rent expense for operating leases on a straight-line basis over the life of the related leases. The Company has certain facility and equipment leases that allow for leasehold improvements allowance, free rent, and escalating rental payments. Straight-line expenses that are greater than the actual amount paid are recorded as deferred rent and amortized over the life of the lease.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard will become effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

Adeptus Health Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2014	2013
Leasehold improvements	$56,691	$37,626
Computer equipment	2,686	1,583
Medical equipment	3,496	2,970
Office equipment	2,024	760
Automobiles	243	243
Land	1,945	2,430
Construction in progress	16,093	17,788
Buildings	4,557	4,551
	87,735	67,951
Less accumulated depreciation	(11,382)	(5,864)
Property and equipment, net	$76,353	$62,087

Assets under capital leases totaled approximately $4.2 million and $3.9 million as of June 30, 2014 and December 31, 2013, respectively, and were included within the buildings component of net property and equipment. Accumulated depreciation associated with these capital lease assets totaled approximately $0.2 million and $23,000 as of June 30, 2014 and December 31, 2013, respectively.

NOTE 4—GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes the changes in goodwill during the six months ended June 30, 2014 (in thousands):

Balance at beginning of year	$61,009
Adjustments	—
Balance at June 30, 2014	$61,009

The following table summarizes the changes in intangible assets during the six months ended June 30, 2014 (in thousands):

	Noncompete	Trade	Domain
	Agreements	Names	Names	Total
Balance at December 31, 2013	$4,895	$9,300	$7,600	$21,795
Additions	—	—	—	—
Amortization	(890)	—	—	(890)
Balance at June 30, 2014	$4,005	$9,300	$7,600	$20,905

NOTE 5—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company uses interest-rate-related derivative instruments to manage its exposure related to changes in interest rates on its variable-rate debt instruments. The Company does not enter into derivative instruments for any purpose other than cash flow hedging. The Company does not speculate using derivative instruments.

Adeptus Health Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

By using derivative financial instruments to hedge exposures to changes in interest rates, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty, and therefore, the Company is not exposed to the counterparty's credit risk in those circumstances. The Company minimizes counterparty credit risk in derivative instruments by entering into transactions with high-quality counterparties whose credit rating is higher than Aa. The derivative instruments entered into by the Company do not contain credit-risk-related contingent features.

Market risk is the adverse effect on the value of a derivative instrument that results from a change in interest rates, currency exchange rates, or commodity prices. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

The Company assesses interest rate risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. The Company maintains risk management control systems to monitor interest rate risk attributable to both the Company's outstanding or forecasted debt obligations as well as the Company's offsetting hedge positions. The risk management control systems involve the use of analytical techniques, including cash flow sensitivity analysis, to estimate the expected impact of changes in interest rates on the Company's future cash flows.

Changes in the fair value of interest rate swaps and cap agreements designated as hedging instruments that effectively offset the variability of cash flows associated with variable-rate, long-term debt obligations are reported in accumulated other comprehensive income. These amounts subsequently are reclassified into interest expense as a yield adjustment of the hedged interest payments in the same period in which the related interest affects earnings.

In May 2012, the Company entered into a forward interest rate swap agreement with a notional amount of $24.0 million to manage exposure to changes in interest rates associated with its variable interest rate debt. This agreement had the economic effect of modifying the LIBOR variable component of the Company's interest rate on an equivalent amount of the Company's Term Loan to a fixed rate of 1.20%. This swap agreement was not designated by the Company as a hedge as of June 30, 2013.The Company did not utilize the swap agreement until April 30, 2013.  For the three and six months ending June 30, 2013, the Company  recognized  approximately $0.4 million of gain on the change in fair value of the swap agreement, which is included as a component of other (expense) income within the unaudited Condensed Consolidated Statement of Operations.

As of June 30, 2014, the Company maintained one interest rate cap agreement with notional amount totaling $37.5 million. This agreement has the economic effect of capping the LIBOR variable component of the Company's interest rate at a maximum of 3.00% on an equivalent amount of the Company's Term Loan debt. The cap agreement was entered into in November 2013 at a cost of $0.09 million and expires on November 30, 2016. This cap agreement is designated as a cash flow hedge and, as a result, changes in the fair values of this cap agreement are reported in other comprehensive income. As of June 30, 2014, approximately $65,000 of deferred losses on derivative instruments are included in in other comprehensive income. The cap agreement does not contain credit-risk contingent features.

The following table summarizes the Company's derivative instruments (in thousands):

		June 30,	December 31,
		2014	2013
	Balance Sheet Location	Fair Value	Fair Value
Derivative designated as hedging instruments
Interest rate contracts	Other long-term assets	$27	$92

Adeptus Health Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2014	2013
Accounts payable	$6,731	$9,405
Accrued expenses	9,630	1,267
Accrued tax distribution to LLC Unit holders	4,246	3,772
Other	1,346	763
Total accounts payable and accrued expenses	$21,953	$15,207

NOTE 7—DEBT

The components of debt consisted of the following (in thousands):

	June 30,	December 31,
	2014	2013
Term loan	$75,000	$75,000
Delayed draw term loan	25,000	—
Insurance financing agreement	84	504
	100,084	75,504
Less current maturities	(84)	(504)
	$100,000	$75,000

On October 31, 2013, the Company entered into a Senior Secured Credit Facility (the “Facility”) for a $75.0 million term loan which matures on October 31, 2018. The Facility includes an additional $165.0 million delayed draw term loan commitment, which, if unused, expires eighteen months after the closing date, and a $10.0 million revolving commitment that matures on October 31, 2018. All of the Company's assets are pledged as collateral under the Facility. The borrowing under the Facility is used by the Company to provide financing for working capital, capital expenditures and for new facility expansion and replaced the Company's existing credit facility.

On March 31, 2014, the Company amended the Facility to, among other things, increase the maximum aggregate amount permitted to be funded by Medical Properties Trust (“MPT”) under the Master Funding and Development Agreement (the “MPT Agreement”) to $255.0 million.

On June 11, 2014, the Company entered into a second amendment to the Facility to, among other things, provide for a borrowing under the delayed draw term loan in an aggregate principal amount of up to $75.0 million, up to $60.0 million in principal amount of which will be used to make specified distributions and up to $10.0 million in principal amount of which will be used to repay certain revolving loans.  On June 11, 2014, the Company drew $75.0 million and made the $60.0 million dividend distribution on June 24, 2014.

Borrowings under the Facility bear interest, at our option, at a rate equal to an applicable margin over (a) a base rate determined by reference to the highest of (1) the prime rate, (2) the federal funds effective rate plus 0.50% and (3) LIBOR for an interest period of one month plus 1%, or (b) LIBOR for the applicable interest period. The margin for the Facility is 6.50% in the case of base rate loans and 7.50% in the case of LIBOR loans. The Facility includes an unused line fee of 0.50% per annum on the revolving commitment and delayed draw term loan

Adeptus Health Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

commitment, a draw fee of 1.0% of the principal amount of each borrowing on the delayed draw term loan and an annual Agency fee of $0.1 million. At June 30, 2014 and December 31, 2013, the Company had $80.2 million and $165.0 million available under the delayed draw term commitment, respectively. At June 30, 2014 and December 31, 2013, the Company had approximately $9.2 million and $9.5 million available under the revolving commitment, respectively.

The original principal amount of the term loan will be repaid in consecutive quarterly installments of $0.5 million on the last day of each fiscal quarter commencing with the fiscal quarter ending December 31, 2015 and escalating to $0.9 million for each fiscal quarter ending after December 31, 2016. The delayed draw term loans will be repaid in consecutive quarterly installments in an amount based on the repayment calculation contained in the Facility on the last day of each fiscal quarter commencing with the fiscal quarter ending December 31, 2015. The Company will repay the aggregate principal amount of all revolving loans outstanding on the maturity date, October 31, 2018.

The Facility contains certain affirmative covenants, negative covenants, and financial covenants which are measured on a quarterly basis. As of June 30, 2014, the Company was in compliance with all covenant requirements.

In October 2013, the Company renewed certain insurance policies and entered into a finance agreement totaling approximately $0.8 million. The finance agreement has a fixed interest rate of 1.93% with principal being repaid over 9 months. In October 2012, the Company renewed certain insurance policies and entered into a finance agreement totaling approximately $0.4 million. The finance agreement has a fixed interest rate of 3.48% with principal being repaid over 11 months.

NOTE 8—TRANSACTIONS WITH RELATED PARTIES

The Company made payments to a significant shareholder of the Company for management services and reimbursement of certain expenses related to an advisory services agreement. The total amount paid to this related party was approximately $25,000, $0, $0.6 million and $0.5 million for the three and six months ended June 30, 2014 and 2013, respectively.  In connection with the consummation of the initial public offering, the advisory services agreement was terminated and the Company accrued a one-time termination payment fee of $2.0 million which was paid in July 2014.

The Company made payments for contractor services to various related-party vendors, which totaled approximately $14,000, $10,000, $30,000 and $29,000 for the three and six months ended June 30, 2014 and 2013, respectively.

We entered into a license and master services agreement with IO Phoenix One, LLC, or IO, an affiliate of a significant shareholder on November 22, 2013, pursuant to which IO stores and maintains our data centers and modules at its Phoenix, Arizona location. We pay approximately $4,000 per month in license fees with an initial term of 36 months. The total amount payable under the agreement is approximately $148,000, with payments beginning on February 15, 2014.

NOTE 9—COMMITMENTS AND CONTINGENCIES

Litigation and Asserted Claims

The Company is a defendant in various legal proceedings arising in the ordinary course of business. While, management believes the outcome of pending litigation and claims will not have a material adverse effect on the Company's consolidated financial condition, operations, or cash flows, litigation is subject to inherent uncertainties.

Adeptus Health Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Insurance Arrangements

The Company is self-insured for employee health benefits. Accruals for losses are provided based upon claims experience and actuarial assumptions, including provisions for incurred but not reported losses. At both June 30, 2014 and December 31, 2013, the Company has an accrual of approximately $0.7 million for incurred but not reported claims, which is included in accrued compensation within the Condensed Consolidated Balance Sheets.

The Company is insured for worker's compensation claims up to $1.0 million per accident and per employee with a policy limit of $1.0 million. The Company submits periodic payments to its insurance broker based upon estimated payroll. Worker's compensation expense for the three and six months ending June 30, 2014 and  2013 was approximately $61,000, $8,000, $182,000 and $15,000, respectively. The Company is insured for professional liability claims up to $1.0 million per incident and $3.0 million per facility with an aggregate policy limit of $20.0 million.

Leases

The Company leases certain medical facilities and equipment under various noncancelable operating leases. In June 2013, the Company entered into the MPT Agreement with MPT to fund future facilities. The lessor to the MPT Agreement will acquire parcels of land, fund the ground-up construction of new freestanding emergency room facilities and lease the facilities to the Company upon completion of construction. Under the terms of the agreement, the lessor is to fund all hard and soft costs, including the project purchase price, closing costs and pursuit costs for the assets relating to the construction of up to twenty-five facilities with a maximum aggregate funding of $100.0 million. Each completed project will be leased for an initial term of 15 years, with three 5-year renewal options. The Company follows the guidance in ASC 840, Leases, and ASC 810, Consolidation, in evaluating the lease as a build-to-suit lease transaction to determine whether the Company would be considered the accounting owner of the facilities during the construction period. In applying the accounting guidance, the Company concluded that the one facility completed in 2013 under this arrangement qualified for capitalization. As of June 30, 2014, the Company had a receivable for soft costs of approximately $2.3 million from the lessor for costs incurred for facilities currently under development.

In addition to the MPT Agreement, the Company has entered into similar agreements with certain developers to fund and lead the development efforts on the construction of future facilities. As of June 30, 2014, the Company had receivables of $0.4 million from these developers for soft costs incurred for facilities under development.

The Company leases approximately 80,000 square feet for its corporate headquarters. Lease expense associated with this lease was $0.4 million, $0.2 million, $0.6 million and $0.4 million for the three and six months ended June 30, 2014 and 2013, respectively.

Adeptus Health Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Future minimum lease payments required under noncancelable operating leases and future minimum, capital lease payments as of June 30, 2014 were as follows (in thousands):

	Capital	Operating
Years ending December 31,	leases	leases
2014 (6 months)	$213	$7,066
2015	522	13,788
2016	532	12,270
2017	543	10,172
2018	553	8,258
Thereafter	6,125	57,437
Total future minimum lease payments	$8,488	$108,991
Less: Amounts representing interest	(4,317)
Present value of minimum lease payments	4,171
Current portion of capital lease obligations	86
Long-term portion of capital lease payments	$4,085

Rent expense totaled approximately $2.8 million, $.9 million, $4.7 million and $1.9 million for the three and six months ended June 30, 2014 and 2013, respectively and is included as a component of other operating expenses within the unaudited Condensed Consolidated Statements of Operations.

In January 2013, the Company entered into a termination agreement with the landlord of the leased facility in Georgetown, Texas. Under the termination agreement, the landlord and the Company mutually released the other from any further obligations under the lease and any liability, cause of action, claim, or loss arising out of or connected with the lease. In accordance with the termination agreement, the Company paid the landlord a lease termination fee of $0.2 million.

NOTE 10—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information and supplemental noncash activities consisted of the following (in thousands):

	June 30, 2014	June 30, 2013
Supplemental cash flow information:
Interest paid	$4,300	$485
Supplemental noncash activities:
Acquisition of property and equipment in accounts payable and accrued expenses	$1,783	—
Assets acquired through capital lease	287	—
Accrual of owner distributions	474	$792

NOTE 11—STOCK BASED COMPENSATION

In connection with the initial public offering, the Company’s Board of Directors adopted the Adeptus Health Inc. 2014 Omnibus Incentive Plan (the “Omnibus Incentive Plan”).  The Omnibus Incentive Plan provides for the granting of stock options, restricted stock and other stock-based or performance-based awards to directors, officers, employees, consultants and advisors of the Company and its affiliates. The total number of shares of Class A common stock that may be issued under the Omnibus Incentive Plan is 1,033,500.  On June 24, 2014, the Company granted 13,639 restricted Class A shares to its non-employee directors under the Omnibus Incentive Plan,

Adeptus Health Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

representing the prorated amount of the directors’ annual equity award for fiscal 2014.  These restricted shares will vest on January 1, 2015.

The Company also has one legacy equity-compensation plan, under which it has issued agreements awarding incentive units (restricted units) in the Company to certain employees and non-employee directors. In conjunction with the Reorganization Transactions, these restricted units were replaced with LLC Units with consistent restrictive terms. The restricted units are subject to such conditions as continued employment, passage of time and/or satisfaction of performance criteria as specified in the agreements. The restricted units vest over 3 to 4 years from the date of grant. The Company used a waterfall calculation, based on the capital structure and payout of each class of debt and equity, and a present value pricing model less marketability discount to determine the fair values of the restricted units. The assumptions used in the price simulation model for units granted during the three and six months ending June 30, 2013 include risk-free interest rates of 0.93%, volatility of 25.0% and a dividend rate of 0%. The weighted average fair value of incentive units granted during the three and six months ended June 30, 2013 was $1,262 and $384 for the time-based and performance based units, respectively. The Company did not issue any incentive units during the three and six months ended June 30, 2014.

The Company recorded compensation expense of $0.2 million, $0.1 million, $0.3 million and $0.2 million, adjusted for forfeitures, during the three and six months ended June 30, 2014 and 2013, respectively, related to restricted units with time-based vesting schedules. Compensation expense for the value of the portion of the time-based restricted unit that is ultimately expected to vest is recognized using a straight-line method over the vesting period, adjusted for forfeitures. No compensation expense was recorded during the three and six months ended June 30, 2014 and 2013 related to restricted units with performance-based vesting criteria. If, and when, the Company determines it is probable that the performance condition will be achieved, compensation expense will be recognized cumulatively in such period. Total unrecognized compensation expense related to performance based restricted units was $0.1 million as of June 30, 2014.

12. INCOME TAXES

The Company makes estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

The Company’s provision for income taxes in interim periods is based on our estimated annual effective tax rate. The estimated annual effective tax rate calculation does not include the effect of discrete events that may occur during the year. The effect of these events, if any, is recorded in the quarter in which the event occurs.

Prior to the Reorganization, we were not a federal taxpayer.  Due to the timing of the Company’s initial public offering, taxes were calculated based on activity from June 25, 2014 through the end of the period. The Company’s effective tax rate for the period subsequent to June 25, 2014 differs from the statutory rates due primarily to state taxes that are not based on pre-tax income/(loss) but on gross margin resulting in state tax expense even in periods of pretax losses.

The Company’s deferred tax assets of $34.4 million are composed of $25.9 million due to the underlying basis difference in Adeptus Health LLC, $7.8 million related to the tax receivable agreement and $0.7 million related to taxable losses.

Tax Receivable Agreement

Upon the consummation of the Company’s initial public offering, the Company entered into a tax receivable agreement with the LLC Unit holders after the closing of the offering that provides for the payment from time to time by the Company to the LLC Unit holders of 85% of the amount of the benefits, if any, that the

Adeptus Health Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company is deemed to realize as a result of increases in tax basis and certain other tax benefits related to exchanges of LLC Units pursuant to the exchange agreement, including tax benefits attributable to payments under the tax receivable agreement.  These payment obligations are obligations of the Company.  For purposes of the tax receivable agreement, the benefit deemed realized by the Company was computed by comparing its actual income tax liability (calculated with certain assumptions) to the amount of such taxes that the Company would have been required to pay had there been no increase to the tax basis of the assets of Adeptus Health LLC as a result of the exchanges and had the Company not entered into the tax receivable agreement. The step-up in basis will depend on the fair value of the LLC Units at conversion.

As of June 30, 2014, the Company has recorded an estimated payable pursuant to the tax receivable agreement of $29.3 million related to certain transactions in conjunction with the initial public offering that are expected to give rise to certain tax benefits in the future.

13. NET LOSS PER SHARE

Prior to the consummation of the Company’s initial public offering, the Company did not have outstanding common stock. However, in conjunction with the closing of the initial public offering, an existing owner exchanged their LLC Units for shares of the Company’s Class A common stock.  The Company has assumed that 4,895,521 shares of Class A common stock were outstanding during the entire periods subsequent to the Company’s initial public offering for purposes of calculating net loss per share.  Additional shares included in the calculation include 4,900,000 Class A common shares and 13,639 restricted shares of Class A common  stock that were issued to the public and our directors, respectively, upon the Company’s initial public offering..

The following table sets forth the computation of basic and diluted net loss per common share:

	Three months ended	Six months ended
	June 30, 2014	June 30, 2014
Numerator
Net loss attributable to Adeptus Health Inc.	$(2,016)	$(2,016)

Denominator:
Denominator for basic net loss per Class A common share-weighted average shares	9,809,160	9,809,160

Effect of dilutive securities:
Restricted shares	—	—

Denominator for diluted net loss per Class A common share-weighted average shares	9,809,160	9,809,160

Net loss attributable to Adeptus Health Inc. per Class A common share - Basic	$(0.21)	$(0.21)

Net loss attributable to Adeptus Health Inc. per Class A common share - Diluted	$(0.21)	$(0.21)

Earnings (loss) per share information is not applicable for reporting periods prior to the initial public offering. The shares of Class B common stock do not share in the earnings or losses of Adeptus Health Inc. and are therefore not participating securities. Accordingly, basic and diluted net loss per share of Class B common stock has not been presented.

Adeptus Health Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. SUBSEQUENT EVENTS

In July 2014, the Company entered into an additional Master Funding and Development Agreement with MPT to fund future facilities (See Note 9 – Commitments and Contingencies for further information). This agreement is separate from and in addition to the Company’s existing MPT Agreement. The new agreement allows for an additional maximum aggregate funding of $150.0 million. All other material terms remain consistent with the existing MPT Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the respective condensed consolidated financial statements and related footnotes of Adeptus Health Inc. included in Part I of this Quarterly  Report on Form 10-Q and in our prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on June 25,2014, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained therein. This discussion contains forward-looking statements that are subject to known and unknown risks and uncertainties. Actual results and the timing of events may differ significantly from those expressed or implied in such forward-looking statements due to a number of factors, including those discussed in the section herein entitled “Forward Looking Statements” and in the section of our prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on June 25, 2014 entitled "Risk Factors.”

Overview

We own and operate First Choice Emergency Rooms, the largest network of independent freestanding emergency rooms in the United States. We have experienced rapid growth in recent periods, growing from 14 facilities at the end of 2012 to 26 facilities at the end of 2013 and to 38 facilities as of June 30, 2014. Our facilities are currently located in the Houston, Dallas/Fort Worth, San Antonio and Austin, Texas markets, as well as in Colorado Springs and Denver, Colorado. By the end of 2014, we expect to be operating 53 facilities in our target markets.

Since our founding in 2002, our mission has been to address the need within our local communities for immediate and convenient access to quality emergency care in a patient-friendly, cost-effective setting. We believe we are transforming the emergency care experience with a differentiated and convenient care delivery model which improves access, reduces wait times and provides high-quality clinical and diagnostic services on-site. Our facilities are fully licensed and provide comprehensive, emergency care with an acuity mix that we believe is comparable to hospital-based emergency rooms.

Initial Public Offering

On June 30, 2014, we completed our initial public offering of 4,900,000 shares of our Class A common stock at a  price to the public of $22.00 per share and received net proceeds of approximately $96.2 million, after deducting underwriting discounts and commissions and offering expenses.   An additional 735,000 shares were sold to the public, of which 313,586 shares were sold by a significant stockholder and 421,414 shares were sold by the Company with the proceeds received by the Company used to purchase an equivalent number of LLC Units from such significant stockholder.  In connection with the initial public offering, the limited liability company agreement of Adeptus Health LLC was amended and restated to, among other things, modify its capital structure by replacing the different classes of interests previously held by the Adeptus Health LLC owners to a single new class of units called “LLC Units.” In addition, each LLC Unit holder received on a one-for-one basis one share of the Company’s Class B common stock, which entitles the holder to vote on all matters of Adeptus Health Inc. but has no economic rights.  One of the then-existing owners converted a portion of its interest into 4,895,521 shares of Class A common stock. The Company and its then-existing owners also entered into an exchange agreement under which they have the right to exchange their LLC Units and shares of Class B common stock for shares of our Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications.  We used the net proceeds from the initial public offering to purchase LLC Units from Adeptus Health LLC.  Adeptus Health LLC used the proceeds it received as a result of our purchase of LLC Units to reduce outstanding borrowings under its credit agreement and for general corporate purposes.

Industry Trends

The emergency room remains a critical access point for millions of Americans who experience sudden serious illness or injury in the United States each year. The availability of that care is under pressure and threatened by a wide range of factors, including shrinking capacity and an increasing demand for services. According to AHA, from 1992 to 2012, the number of emergency room visits increased by 46.7%, while the number of emergency departments decreased by 11.4%. The number of emergency room visits exceeded 130 million in 2012, or approximately 247 visits per minute, and care previously provided in inpatient settings is now increasingly being provided in emergency departments.

Factors affecting access to emergency care include availability of emergency departments, capacity of emergency departments, and availability of staffing in emergency departments. ACEP's National Report Card on U.S. emergency care rates the access to emergency care category with a near-failing grade of "D-" and a grade of "D+" for the overall emergency room system. As the largest operator of freestanding emergency rooms, we believe we are an essential part of the solution, providing access to high-quality emergency care and offering a significantly improved patient experience relative to traditional hospital emergency departments.

Key Revenue Drivers

Our revenue growth is primarily driven by facility expansion, increasing patient volumes and reimbursement rates.

Facility Expansion

We add new facilities based on capacity, location, demographics and competitive considerations. We expect the new facilities we open to be the primary driver of our revenue growth. Our results of operations have been and will continue to be materially affected by the timing and number of new facility openings and the amount of new facility opening costs incurred. A new facility builds its patient volumes over time and, as a result, generally has lower revenue than our more mature facilities. A new facility generally takes up to 12 months to achieve a level of operating performance comparable to our similar existing facilities.

Patient Volume

We generate revenue by providing emergency care to patients based upon the estimated amounts due from commercial insurance providers, patients and other third-party payors. Revenue per treatment is sensitive to the mix of services used in treating a patient. Our patient volumes are directly correlated to our new facility openings, our targeted marketing efforts and external factors such as severity of annually recurring viruses that lead to increases in patient visits. Revenue is recognized when services are rendered to patients.

Patient volume is supported through marketing programs focused on educating communities about the convenient and high-quality emergency care we provide. Through our targeted marketing campaigns, which include direct mail, radio, outdoor advertising, digital and social media, we aim to increase our patient volumes by reaching a broad base of potential patients in order to increase brand awareness. We also have a dedicated field marketing team that works to educate local communities in which we operate about the access and care available at our facilities. Our dedicated field marketing team targets specific audiences by attending local chamber of commerce meetings, meeting with primary care physicians and visiting with school nurses and athletic directors, in order to increase patient volumes within a facility's local community.

Our patient volume is also influenced by conditions that may be beyond our direct control, some which are seasonal. These conditions include the timing, location and severity of influenza, allergens and other annually recurring viruses, which at times leads to severe upper respiratory concerns.

Reimbursement Rates

The majority of our revenue is derived from patients with commercial health insurance coverage. The reimbursement rates set by third-party payors tend to be higher for higher acuity visits, reflecting their higher complexity. Consistent with billing practices at all emergency rooms and in light of the fact our facilities are open 24 hours a day, seven days a week and staffed with Board-certified physicians, we bill payors a facility fee, a professional services fee and other related fees. The reimbursement rates we have been able to negotiate have held relatively stable; however, the mix of both acuity and payors can vary period to period, changing the overall blended reimbursement rate. With select payors, we have the ability to make annual increases in our billed amounts.

Although we may begin to do so in the near term, we currently do not bill Medicare or Medicaid for the care we provide.

Seasonality

Our patient volumes are sensitive to seasonal fluctuations in emergency activity. Typically, winter months see a higher occurrence of influenza, bronchitis, pneumonia and similar illnesses; however, the timing and severity of these outbreaks can vary dramatically. Additionally, as consumers shift towards high deductible insurance plans, they are responsible for a greater percentage of their bill, particularly in the early months of the year before other healthcare spending has occurred, which may lead to an increase in bad debt expense during that period. Our quarterly operating results may fluctuate significantly in the future depending on these and other factors.

Sources of Revenue by Payor

We receive payments for services rendered to patients from third-party payors or from our patients directly, as described in more detail below. Generally, our revenue is determined by a number of factors, including the payor mix, the number and nature of procedures performed and the rate of payment for the procedures.

Patient service revenue before the provision for bad debt by major payor source for the periods indicated are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Third-party payors, including patient portion(1)	$ 51,052	$ 26,321	$ 94,723	$ 49,216
Self-pay	894	510	1,752	912
Total all payors	$ 51,946	$ 26,831	$ 96,475	$ 50,128

(1)	Patient portion includes deductibles and co-payments.

Four major third-party payors accounted for 82.0%, 83.6%, 84.6%, and 84.4%, of our patient service revenue for the three and six months ended June 30, 2014 and 2013, respectively. These same payors also accounted for 81% and 79% of our accounts receivable as of June 30, 2014 and December 31, 2013, respectively. The following table sets forth the percentage of patient service revenue earned by major payor source for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Payor)	2014	2013	2014	2013
Blue Cross Blue Shield	27.8%	25.7%	28.0%	26.1%
United HealthCare	23.7	25.8	24.1	26.5
Aetna	18.6	20.6	18.8	20.4
Cigna	11.9	11.5	13.7	11.4
Other	18.0	16.4	15.4	15.6
Total	100.0%	100.0%	100.0%	100.0%

Third-Party Payors

Third-party payors include health insurance companies as well as related payments from patients for deductibles and co-payments and have historically comprised the vast majority of our patient service revenue. We enter into contracts with health insurance companies and other health benefit groups by granting discounts to such organizations in return for the patient volume they provide.

Most of our commercial revenue is attributable to contracts where a fee is negotiated relative to the service provided at our facilities. Our contracts are structured as either case-rate contracts or as discounts to billed charges. In a case rate contract, a set fee is assigned to visits based on acuity level. We also enter into contracts with payors based on a discount of our billed charges. There are contracted rates for both the professional component and the technical component. Each portion of the claim is billed separately and paid based on the patient's emergency room benefits received.

First Choice Emergency Rooms, like hospital emergency rooms, are full-service emergency rooms licensed by the states of Texas and Colorado. As such, we collect the emergency room benefits based on a patient's specific insurance plan. Additionally, Texas insurance law provides that all fully funded insurance plans should pay all emergency claims at the in-network benefit rate, regardless of the provider's contract status.

Self-Pay

Self-pay consists of out-of-pocket payments for treatments by patients not otherwise covered by third-party payors. For the three and six months ended June 30, 2014 and 2013, self-pay payments accounted for 1.7%, 1.9%, 1.8% and 1.8% of our patient service revenue, respectively.

Charity Care

Charity care consists of the write-off of all charges associated with patients who are treated but do not have commercial insurance or the ability to self-pay. This includes all charges associated with care provided to patients covered by Medicare and/or Medicaid, as we do not currently receive reimbursements under those programs. For the three and six months ended June 30, 2014 and 2013, charity care write-offs represented 7.7%, 7.7%, 7.9% and 6.5%, of our patient service revenue, respectively.

Key Performance Measures

The key performance measures we use to evaluate our business focus on the number of patient visits, or patient volume, same-store revenue and Adjusted EBITDA.

Patient Volume

We utilize patient volume to forecast our expected net revenue and as a basis by which to measure certain costs of the business. We track patient volume at the facility level. The number of patients we treat is influenced by factors we control and also by conditions that may be beyond our direct control. See "—Key Revenue Drivers."

Same-Store Revenue

We begin comparing same-store revenue for a new facility on the first day of the 16th full fiscal month following the facility's opening, which is when we believe same-store comparison becomes meaningful. When a facility is relocated, we continue to include revenue from that facility in same-store revenue. Same-store revenue allows us to evaluate how our facility base is performing by measuring the change in period-over-period net revenue in facilities that have been open for 15 months or more. Various factors affect same-store revenue, including outbreaks of illnesses, changes in marketing and competition. Opening new facilities is an important part of our growth strategy. These new facilities, within 15 months after opening, generally have historically generated between approximately $4.5 million to $5.5 million in annual net revenue and on average have historically incurred approximately $3.5 million in annual operating expenses. On that basis, our average annual estimated operating income, excluding depreciation and amortization, for such facilities has historically been between $1.0 million and $2.0 million, which would represent a facility operating margin, excluding depreciation and amortization, of between approximately 20% and 35%. As we continue to pursue our growth strategy, we anticipate that a significant percentage of our revenue will come from stores not yet included in our same-store revenue calculation.

Adjusted EBITDA

We define Adjusted EBITDA as net income before interest, taxes, depreciation, and amortization, further adjusted to eliminate the impact of certain additional items, including advisory services paid to a significant shareholder, facility pre-opening expenses, management recruiting expenses, stock compensation expense, costs associated with our initial public offering and other non-recurring costs. Adjusted EBITDA is included in this Quarterly Report on Form 10-Q because it is a key metric used by management to assess our financial performance. We use Adjusted EBITDA to supplement GAAP measures of performance in order to evaluate the effectiveness of our business strategies, to make budgeting decisions and to compare our performance against that of other peer companies using similar measures. Adjusted EBITDA is also frequently used by analysts, investors and other interested parties to evaluate companies in our industry.

Adjusted EBITDA is a non-GAAP measure of our financial performance and should not be considered as an alternative to net income (loss) as a measure of financial performance, or any other performance measure derived in accordance with GAAP, nor should it be construed as an inference that our future results will be unaffected by unusual or other items. In evaluating Adjusted EBITDA, you should be aware that in the future we will incur expenses that are the same as or similar to some of the adjustments in this presentation, such as preopening expenses, stock compensation expense, and other adjustments. Additionally, Adjusted EBITDA is not intended to be a measure of free cash flow for management's discretionary use, as it does not reflect certain cash requirements such as tax payments, debt service requirements, capital expenditures, facility openings and certain other cash costs that may recur in the future. Adjusted EBITDA contains certain other limitations, including the failure to reflect our cash expenditures, cash requirements for working capital needs and cash costs to replace assets being depreciated and amortized. Management compensates for these limitations by supplementally relying on our GAAP results in addition to using Adjusted EBITDA. Our presentation of Adjusted EBITDA is not necessarily comparable to other similarly titled captions of other companies due to different methods of calculation.

The following table sets forth a reconciliation of our Adjusted EBITDA to net income (loss) using data derived from our condensed consolidated financial statements for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2014	2013	2014	2013
Net (loss) income	($9,429)	$ 1,336	($12,108)	$ 501
Depreciation and amortization	3,393	1,812	6,450	3,496
Interest expense(a)	4,319	(27)	6,525	261
Provision for income taxes	38	92	170	224
Advisory Services Agreement fees and expenses(b)	155	131	293	262
Preopening expenses(c)	1,600	257	3,008	1,197
Management recruiting expenses(d)	56	0	156	0
Stock compensation expense(e)	179	123	338	219
Initial public offering costs (f)	4,998	0	4,998	0
Other(g)	634	430	1,206	520
Total adjustments	15,372	2,818	23,144	6,179
Adjusted EBITDA	$ 5,943	$ 4,154	$ 11,036	$ 6,680

(a)

Consists of interest expense and fees of $4.3 million,  $0.3 million, $6.5 million and $0.6 million for the three and six months ended  June 30, 2014 and 2013, respectively and a gain in fair market value of derivatives of $0.4 million for the three and six months ended June 30, 2013.

(b)	Consists of management fees and expenses paid to a significant shareholder under our Advisory Services Agreement.
(c)	Includes labor, marketing costs and occupancy costs prior to opening a facility.
(d)	Third-party costs and fees involved in recruiting our management team.
(e)	Stock compensation expense associated with grants of management incentive units.

(f)

Consists of costs incurred in conjunction with our initial public offering, including $2.4 million in bonuses for certain members of management, $2.3 million in costs related to the termination of our Advisory Services Agreement and $0.3 million of other offering costs.

(g)

For the three months ended June 30, 2014, we incurred terminated real-estate development costs totaling $0.2 million, costs to develop long-term strategic goals and objectives totaling $0.3 million and board fees and travel expenses paid to members of the board of directors totaling approximately $0.1 million. For the three months ended June 30, 2013, we incurred costs to develop long-term strategic goals and objectives totaling approximately $0.1 million, board fees and travel expenses paid to members of the board of directors totaling approximately $0.1 million and $0.25 million of termination costs paid to the former CEO.

For the six months ended June 30, 2014, we incurred costs to develop long-term strategic goals and objectives totaling $0.6 million, real-estate development costs associated with potential real estate projects that were terminated totaling $0.5 million and board fees and travel expenses paid to members of the board of directors totaling $0.1 million. For the six months ended June 30, 2013, we incurred costs to develop long-term strategic goals and objectives totaling approximately $0.2 million, board fees and travel expenses paid to members of the board of directors totaling $0.1 million and $0.25 million of termination costs paid to the former CEO.

Results of Operations

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

The following table summarizes our results of operations for the three months ended June 30, 2014 and 2013:

	Three months ended June 30,
					Percentage of
			Change from prior		net patient
			period		service revenue
(dollars in thousands)	2014	2013	$	%	2014	2013
Statement of Operations Data:
Revenue
Patient service revenue	$51,946	$26,831	$25,115	93.6%
Provision for bad debt	(7,708)	(2,333)	(5,375)	230.4
Net patient service revenue	44,238	24,498	19,740	80.6	100%	100%
Operating expenses:
Salaries, wages and benefits	29,478	14,895	14,583	97.9	66.6	60.8
General and administrative	11,302	3,784	7,518	198.7	25.5	15.4
Other operating expenses	5,137	2,529	2,608	103.1	11.6	10.3
Loss from the disposal or impairment of assets	—	77	(77)	(100.0)	-	0.3
Depreciation and amortization	3,393	1,812	1,581	87.3	7.7	7.4
Total operating expenses	49,310	23,097	26,213	113.0	111.5	94.3
(Loss) income from operations	(5,072)	1,401	(6,473)	(462.0)	(11.5)	5.7
Other (expense) income:
Interest expense	(4,319)	(336)	(3,983)	1,185.4	(9.8)	(1.4)
Change in fair market value of derivatives	—	363	(363)	(100.0)	-	1.5
Total other (expenses) income	(4,319)	27	(4,346)	-	(9.8)	0.1
(Loss) income before provision for income taxes	(9,391)	1,428	(10,819)	(757.6)	(21.2)	5.8%
Provision for income taxes	38	92	(54)	(58.7)	0.1	0.4
Net (loss) income	$(9,429)	$1,336	$(10,765)	(805.8)%	(21.3)%	5.5%

Overall

Our results for the three months ended June 30, 2014 reflect an 80.6% increase in net patient service revenue of $19.7 million, although we recorded a net loss of $9.4 million compared to net income of $1.3 million for the three months ended June 30, 2013. The net loss was attributable to costs incurred in the initial public offering, including interest, and an increase in staff at new facilities and at the corporate level to help facilitate growth, partially offset by an increase in net patient service revenue resulting from that growth.

Revenue

Patient Service Revenue

Patient service revenue increased by $25.1 million, or 93.6%, to $51.9 million for the three months ended June 30, 2014, from $26.8 million for the three months ended June 30, 2013. This increase was primarily attributable to a 96.4% increase in patient volumes generated from new facilities, a 3.2% increase in our high level acuity patients and a 5%  overall increase in rates for certain third-party payors in May 2014.

Provision for Bad Debt

Our provision for bad debt increased by $5.4 million to $7.7 million for the three months ended June 30, 2014, from $2.3 million for the three months ended June 30, 2013. Of this increase, $2.8 million was attributable to revenue generated from new facilities. In addition, our bad debt expense has increased slightly as a percent of patient service revenue. This is primarily due to an increase in patient volume coupled with a shift in payor mix from third party payors to patients.

Net Patient Service Revenue

As a result of the factors described above, our net patient service revenue increased by $19.7 million, or 80.6%, to $44.2 million for the three months ended June 30, 2014, from $24.5 million for the three months ended June 30, 2013.

Operating Expenses

Salaries, Wages and Benefits

Salaries, wages and benefits increased by $14.6 million to $29.5 million for the three months ended June 30, 2014, from $14.9 million for the three months ended June 30, 2013. This increase was primarily attributable to an increase in new facilities, which contributed $12.3 million in facility compensation. The remaining $2.3 million increase was primarily attributable to our continued efforts to add staff to support new facility growth.

General and Administrative

General and administrative expenses increased by $7.5 million to $11.3 million for the three months ended June 30, 2014, from $3.8 million for the three months ended June 30, 2013. This increase was primarily attributable to $5.0 million in costs incurred in the initial public offering, $0.3 million in additional marketing costs associated with opening new facilities and our consumer awareness program, $0.6 million in additional facility utilities and insurance expenses, $0.2 million in legal and accounting expenses associated with opening new facilities, $0.4 million in travel expenses associated with increased headcount and the opening of new facilities outside of the Dallas/Fort Worth market and $1.0 million in employee recruiting, development and other corporate expenses.

Other Operating Expenses

Other operating expenses increased by $2.6 million to $5.1 million for the three months ended June 30, 2014, from $2.5 million for the three months ended June 30, 2013. This increase was primarily attributable to $1.7 million in additional lease costs for building and medical equipment at new facilities, $0.2 million increase in lease costs for corporate office space and $0.3 million in property insurance and building maintenance for new and existing facilities. Patient care and supply costs at new facilities contributed $0.8 million in expenses, offset by a decrease of $0.4 million at legacy facilities.

Loss from the Disposal or Impairment of Assets

Loss from the disposal or impairment of assets of $0.1 million for the three months ended June 30, 2013 relates to costs associated with the write-off of assets at closed or relocated facilities.  These costs did not recur in the current period.

Depreciation and Amortization

Depreciation and amortization expenses increased by $1.6 million to $3.4 million for the three months ended June 30, 2014, from $1.8 million for the three months ended June 30, 2013. This increase was primarily attributable to the construction of new facilities that opened during 2013 and 2014, as well as new equipment at those facilities.

Other (Expense) Income

Interest Expense

Interest expense primarily consists of interest on our Senior Secured Credit Facility and on one facility treated as a capital lease. Our interest expense increased by $4.0 million to $4.3 million for the three months ended June 30, 2014, compared to $0.3 million for the three months ended June 30, 2013. This increase was primarily attributable to refinancing our Senior Secured Credit Facility in 2013 at higher interest rates, coupled with $1.0 million in fees associated with our June 2014 borrowing and an increase in borrowings to fund construction of new facilities and a dividend paid prior to the initial public offering.

Loss Before Provision for Income Taxes

As a result of the factors described above, we recorded a loss before provision for income taxes of $9.4 million for the three months ended June 30, 2014, compared to net income of $1.4 million for the three months ended June 30, 2013.

Provision for Income Taxes

For the three months ending June 30, 2014, we recorded an income tax provision of $38,000, which consists of $0.7 million of a federal income tax benefit offset by Texas margin tax of $0.7 million.     Prior to the Reorganization, we were not a federal taxpayer.  Due to the timing of the Company’s initial public offering, taxes were calculated based on activity from June 25, 2014 through the end of the period. The Company’s effective tax rate for the period subsequent to June 25, 2014 differs from the statutory rates due primarily to state taxes that are not based on pre-tax income/(loss) but on gross margin resulting in state tax expense even in periods of pretax losses.

The Company’s provision for income taxes in interim periods is based on our estimated annual effective tax rate. The estimated annual effective tax rate calculation does not include the effect of discrete events that may occur during the year. The effect of these events, if any, is recorded in the quarter in which the event occurs.

Net Loss

As a result of the factors described above, we recorded a net loss of $9.4 million for the three months ended June 30, 2014, compared to net income of $1.3 million for the three months ended June 30, 2013.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

The following table summarizes our results of operations for the six months ended June 30, 2014 and 2013:

	Six months ended June 30,
					Percentage of
			Change from prior		net patient
			period		service revenue
(dollars in thousands)	2014	2013	$	%	2014	2013
Statement of Operations Data:
Revenue
Patient service revenue	$96,475	$50,128	$46,347	92.5%
Provision for bad debt	(13,456)	(4,594)	(8,862)	192.9
Net patient service revenue	83,019	45,534	37,485	82.3	100.0%	100.0%
Operating expenses:
Salaries, wages and benefits	54,458	28,904	25,554	88.4	65.6	63.5
General and administrative	17,522	7,014	10,508	149.8	21.1	15.4
Other operating expenses	10,000	4,949	5,051	102.1	12.0	10.9
Loss from the disposal or impairment of assets	2	185	(183)	(98.9)	-	0.4
Depreciation and amortization	6,450	3,496	2,954	84.5	7.8	7.7
Total operating expenses	88,432	44,548	43,884	98.5	106.5	97.8
(Loss) income from operations	(5,413)	986	(6,399)	(649.0)	(6.5)	2.2
Other (expense) income:
Interest expense	(6,525)	(624)	(5,901)	945.7	(7.9)	(1.4)
Change in fair market value of derivatives	—	363	(363)	(100.0)	-	0.8
Total other (expenses) income	(6,525)	(261)	(6,264)	2,400.0	(7.9)	(0.6)
(Loss) income before provision for income taxes	(11,938)	725	(12,663)	(1,746.6)	(14.4)	1.6
Provision for income taxes	170	224	(54)	(24.1)	0.2	0.5
Net (loss) income	$(12,108)	$501	$(12,609)	(2,516.8)%	(14.6)%	1.1%

Overall

Our results for the six months ended June 30, 2014 reflect an 82.3% increase in net patient service revenue of $37.5 million, although we recorded a net loss of $12.1 million compared to net income of $0.5 million for the six months ended June 30, 2013. The increase in net loss was attributable to costs incurred in the initial public offering and an increase in staff at new facilities and at the corporate level to help facilitate growth, partially offset by an increase in net patient service revenue resulting from that growth.

Revenue

Patient Service Revenue

Patient service revenue increased by $46.4 million, or 92.5%, to $96.5 million for the six months ended June 30, 2014, from $50.1 million for the six months ended June 30, 2013. This increase was primarily attributable to a 92.7% increase in patient volumes generated from new facilities, a 6.0% increase in our high level acuity patients and a 5% overall increase in rates for certain large third-party payors in May 2014.

Provision for Bad Debt

Our provision for bad debt increased by $8.9 million to $13.5 million for the six months ended June 30, 2014, from $4.6 million for the six months ended June 30, 2013.  Of this increase, $5.4 million was attributable to revenue generated from new facilities. In addition, our bad debt expense has increased slightly as a percentage of patient service revenue. This is primarily due to an increase in patient volume coupled with a shift in payor mix from third party payors to patients.

Net Patient Service Revenue

As a result of the factors described above, our net patient service revenue increased by $37.5 million, or 82.3%, to $83.0 million for the six months ended June 30, 2014, from $45.5 million for the six months ended June 30, 2013.

Operating Expenses

Salaries, Wages and Benefits

Salaries, wages and benefits increased by $25.6 million to $54.5 million for the six months ended June 30, 2014, from $28.9 million for the six months ended June 30, 2013. This increase was primarily attributable to an increase in new facilities, which contributed $21.7 million in facility compensation. The remaining $3.9 million increase was primarily attributable to our continued efforts to add staff to support new facility growth.

General and Administrative

General and administrative expenses increased by $10.5 million to $17.5 million for the six months ended June 30, 2014, from $7.0 million for the six months ended June 30, 2013. This increase was primarily attributable to $5.0 million in costs related to the initial public offering, $1.9 million in recruiting, employee development and general office expenses, $1.2 million in additional marketing costs associated with opening new facilities and our consumer awareness program, $1.1 million in additional facility utilities and insurance expenses, $0.6 million in legal and accounting expenses associated with opening new facilities and $0.7 million in travel expenses associated with increased headcount and the opening of new facilities outside of the Dallas/Fort Worth market.

Other Operating Expenses

Other operating expenses increased by $5.1 million to $10.0 million for the six months ended June 30, 2014, from $4.9 million for the six months ended June 30, 2013. This increase was primarily attributable to $2.9 million in additional lease costs for building and medical equipment at new facilities, $0.3 million increase in corporate lease costs for office space and $0.5 million in property insurance and building maintenance for new and existing facilities. Patient care and supply costs at new facilities contributed $1.8 million in expenses, offset by a decrease of $0.4 million at legacy facilities.

Loss from the Disposal or Impairment of Assets

Loss from the disposal or impairment of assets of $0.2 million for the six months ended June 30, 2013 relates to costs associated with the write-off of assets at closed or relocated facilities. These costs did not recur in the current period.

Depreciation and Amortization

Depreciation and amortization expenses increased by $3.0 million, or 84.5%, to $6.5 million for the six months ended June 30, 2014, from $3.5 million for the six months ended June 30, 2013. This increase was primarily attributable to the construction of new facilities that opened during 2013 and 2014, as well as new equipment at those facilities.

Other (Expense) Income

Interest Expense

Interest expense primarily consists of interest on our Senior Secured Credit Facility and on one facility treated as a capital lease. Our interest expense increased by $5.9 million to $6.5 million for the six months ended June 30, 2014, compared to $0.6 million for the six months ended June 30, 2013. This increase was primarily attributable to refinancing our Senior Secured Credit Facility in 2013 at higher interest rates, coupled with $1.0 million in fees associated with our June 2014 borrowing and an increase in borrowings to fund construction of new facilities and a dividend paid prior to the initial public offering.

Loss Before Provision for Income Taxes

As a result of the factors described above, we recorded a loss before provision for income taxes of $11.9 million for the six months ended June 30, 2014, compared to net income of $0.7 million for the six months ended June 30, 2013.

Provision for Income Taxes

For the six months ending June 30, 2014, we recorded an income tax provision of $0.2 million, which consists of a federal income tax benefit of $0.7 million offset by Texas margin tax of $0.9 million.  Prior to the Reorganization, we were not a federal taxpayer.  Due to the timing of the Company’s initial public offering, taxes were calculated based on activity from June 25, 2014 through the end of the period. The Company’s effective tax rate for the period subsequent to June 25, 2014 differs from the statutory rates due primarily to state taxes that are not based on pre-tax income/(loss) but on gross margin resulting in state tax expense even in periods of pretax losses.

The Company’s provision for income taxes in interim periods is based on our estimated annual effective tax rate. The estimated annual effective tax rate calculation does not include the effect of discrete events that may occur during the year. The effect of these events, if any, is recorded in the quarter in which the event occurs.

Net Loss

As a result of the factors described above, we recorded a net loss of $12.1 million for the six months ended June 30, 2014, compared to net income of $0.5 million for the six months ended June 30, 2013.

Liquidity and Capital Resources

Prior to our initial public offering, we relied on cash flows from operations, the Senior Secured Credit Facility and the MPT Agreement (each as described below) as our primary sources of liquidity. On June 24, 2014, our registration statement  relating to our initial public offering of Class A common stock was declared effective by the SEC. We sold 4,900,000 shares of Class A common stock in this offering, resulting in proceeds, net of transaction expenses, of $96.2 million. An additional 735,000 shares of Class A common stock were sold to the public, of which 313,586 shares were sold by a significant stockholder and 421,414 shares were sold by the Company with the proceeds received by the Company used to purchase an equivalent number of LLC Units from such significant stockholder.

Upon the consummation of our initial public offering, we entered into a tax receivable agreement with the Unit holders of Adeptus Health LLC, which provides for the payment from time to time by us to the Unit holders of Adeptus Health LLC of 85% of the amount of the benefits, if any, that we deemed to realize as a result of increases in tax basis and certain other tax benefits related to exchanges of LLC Units pursuant to the exchange agreement, including tax benefits attributable to payments under the tax receivable agreement.  These payment obligations are obligations of Adeptus Health Inc.  For purposes of the tax receivable agreement, the benefit deemed realized by Adeptus Health Inc. will be computed by comparing its actual income tax liability (calculated with certain assumptions) to the amount of such taxes that we would have been required to pay had there been no increase to the tax basis of the assets of Adeptus Health LLC as a result of the exchanges and had Adeptus Health Inc. not entered into the tax receivable agreement.

Our primary cash needs are construction costs for our new facilities, compensation of our personnel, purchases of medical supplies, facility leases, equipment rentals, marketing initiatives, service of long-term debt and any payments made under the tax receivable agreement.    We believe that cash we expect to generate from operations, the availability of borrowings under the Senior Secured Credit Facility and funds available under the MPT Agreement will be sufficient to meet liquidity requirements, including any payments made under the tax receivable agreement, anticipated capital expenditures and payments due under our Senior Secured Credit Facility and MPT Agreement for at least 12 months.

As of June 30, 2014, our principal sources of liquidity included cash of $44.9 million, funds available under our Senior Secured Credit Facility line of credit of $10.0 million, net of letters of credit of $0.8 million outstanding and $80.2 million in funds available under our delayed draw term loan. As of June 30, 2014, we also had $0.7 million available under the MPT Agreement and subsequent to June 30, 2014, we obtained an additional $150.0 million of capacity under an additional MPT agreement.

 Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six months ended
	June 30,
(dollars in thousands)	2014	2013
Net cash (used in) provided by operating activities	$(6,711)	$3,358
Net cash used in investing activities	(20,256)	(11,882)
Net cash provided by financing activities	60,348	5,815
Net increase (decrease) in cash	$33,381	$(2,709)

Net Cash from Operating Activities

Net cash used in operating activities increased by $10.1 million to $6.7 million for the six months ended June 30, 2014, from $3.4 million provided by operating activities for the same period in 2013. This increase was primarily attributable to labor costs on new facilities where revenue is ramping up, corporate labor cost associated with expanding our management team in anticipation of new facility growth, equipment lease costs associated with the new facilities, new facility preopening expenses, marketing expenses and interest payments.

Net Cash from Investing Activities

Net cash used in investing activities increased by $8.4 million to $20.3 million for the six months ended June 30, 2014, from $11.9 million for the same period in 2013. This increase was primarily attributable to capital expenditures for construction of new facilities.

Net Cash from Financing Activities

Net cash provided by financing activities increased by $54.5 million to $60.3 million for the six months ended June 30, 2014, from $5.8 million for the same period in 2013. This increase was primarily attributable to proceeds from the initial public offering, net of transaction expenses of $96.2 million and net borrowing under our Senior Secured Credit Facility of $18.5 million to finance construction of new facilities which was offset by $60.0 million for the payment of a dividend to our then-existing owners prior to our initial public offering.

Off Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purpose arrangements. We lease certain medical facilities and equipment under various non-cancelable operating leases. See "—Obligations and Commitments—Operating Lease Obligations."

Obligations and Commitments

The following is a summary of our contractual obligations as of June 30, 2014:

(dollars in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt obligations	$ 100,084	$ 84	$ 6,863	$ 93,137	$—
Capital lease obligations(1)	8,488	213	1,054	1,096	6,125
Operating lease obligations	108,991	7,066	26,058	18,430	57,437
Total	$ 217,563	$ 7,363	$ 33,975	$ 112,663	$ 63,562

(1)	Includes amounts representing interest.

Senior Secured Credit Facility

On October 31, 2013, we entered into a Senior Secured Credit Facility (the “Facility”) for a $75.0 million term loan, which matures on October 31, 2018. The Facility includes an additional $165.0 million delayed draw term loan commitment, which, if unused, expires eighteen months after the closing date, and a $10.0 million revolving commitment that matures on October 31, 2018. All of our assets are pledged as collateral under the Senior Secured Credit Facility.  Borrowings under the Facility are used by us to provide financing for working capital and capital expenditures for new facility expansion and replaced our original credit facility.

On March 31, 2014, we amended the Facility to, among other things, increase the maximum aggregate amount permitted to be funded by MPT under the MPT Agreement to $255.0 million.

On June 11, 2014, we entered into a second amendment to the Facility to, among other things, provide for a delayed draw term loan in an aggregate principal amount of up to $75.0 million, up to $60.0 million of which will be used to make specified distributions and up to $10.0 million to repay certain revolving loans.  On June 11, 2014, we drew $75.0 million and made the $60.0 million dividend distribution on June 24, 2014.

Borrowings under the Facility bear interest, at our option, at a rate equal to an applicable margin over (a) a base rate determined by reference to the highest of (1) the prime rate, (2) the federal funds effective rate plus 0.50% and (3) LIBOR for an interest period of one month plus 1%, or (b) LIBOR for the applicable interest period. The margin for the Senior Secured Credit Facility is 6.50% in the case of base rate loans and 7.50% in the case of LIBOR loans. The Facility includes an unused line fee of 0.50% per annum on the revolving commitment and delayed draw term loan commitment, a draw fee of 1.0% of the principal amount of each borrowing on the delayed draw term loan and an annual Agency fee of $0.1 million. As of June 30, 2014, we had $80.2 million and approximately $9.2 million available under the delayed draw term commitment and the revolving commitment, respectively.

The original principal amount of the term loan will be repaid in consecutive quarterly installments of $0.5 million on the last day of each fiscal quarter commencing with the fiscal quarter ending December 31, 2015 and escalating to $0.9 million for each fiscal quarter ending after December 31, 2016. If drawn, the delayed draw term loan will be repaid in consecutive quarterly installments in an amount based on the repayment calculation contained in the Facility on the last day of each fiscal quarter commencing with the fiscal quarter ending December 31, 2015. We will repay the aggregate principal amount of all revolving loans outstanding on the maturity date, October 31, 2018.

The Senior Secured Credit Facility contains certain affirmative covenants, negative covenants, and financial covenants, which will be measured on a quarterly basis beginning with the quarter ending June 30, 2014.  As of June 30, 2014, we were in compliance with all covenant requirements.

Capital Lease Obligations

Assets under capital leases totaled approximately $4.2 million as of June 30, 2014, and were included within the buildings component of net property and equipment. Accumulated amortization associated with these capital lease assets totaled approximately $0.2 million for the six months ended June 30, 2014.

Operating Lease Obligations

We lease certain medical facilities and equipment under various non-cancelable operating leases. In June 2013, we entered into a Master Funding and Development Agreement (the “MPT Agreement”) with an affiliate of Medical Properties Trust (“MPT) to fund future facilities. Pursuant to the MPT Agreement, MPT will acquire parcels of land, fund the ground-up construction of new freestanding emergency room facilities and lease the facilities to us upon completion of construction. Under the terms of the agreement, MPT is required to fund all hard and soft costs, including the project purchase price, closing costs and pursuit costs for the assets relating to the construction of up to 25 facilities with a maximum aggregate funding of $100.0 million, of which $0.7 million remained available as of June 30, 2014. Each completed project will be leased for an initial term of 15 years, with three five-year renewal options. We follow the guidance in Accounting Standards Codification, or ASC, 840, Leases, and ASC 810, Consolidation, in evaluating the lease as a build-to-suit lease transaction to determine whether we would be considered the accounting owner of the facilities during the construction period. In applying the accounting guidance, we concluded that one facility completed in 2013 under this arrangement qualified for capitalization. As of June 30, 2014, we had a receivable of approximately $2.3 million from the lessor for soft costs incurred for facilities currently under development.

In July 2014, we entered into an additional Master Funding and Development Agreement with MPT to fund future facilities (See Note 9 for further information). This agreement is separate from and in addition to our existing MPT Agreement. The new agreement allows a maximum aggregate funding of $150.0 million. All other material terms remain consistent with the existing MPT Agreement.

We lease approximately 80,000 square feet for our corporate headquarters.  Lease expense associated with this lease was $0.6 million, for the six months ended June 30, 2014.

Capital Expenditures

Our current plans for our business contemplate capital expenditures to expand our operations. The MPT Agreement will be used to fund a significant portion of our new facilities. We typically incur approximately $0.2 million in capital expenditures related to each MPT-funded facility. Facilities funded under the MPT Agreement will be operating leases and thus not considered a capital expenditure.

The table below provides our total capital expenditures for the period  (in thousands):

Six months ended
June 30,
Leasehold improvements	$17,603
Computer equipment	1,103
Medical equipment	526
Office equipment	1,264
Automobiles	—
Land	1,518
Buildings	6

$22,020

New Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

Critical Accounting Policies

Our application of critical accounting policies require our management to make certain assumptions about matters that are uncertain at the time the accounting estimate is made, where our management could reasonably use different estimates, or where accounting changes may reasonably occur from period to period, and in each case would have a material effect on our financial statements.

For a discussion of our critical accounting estimates, see the MD&A in our the audited consolidated financial statements and the notes thereto included in the Company’s Prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on June 25, 2014.  There have been no material changes in accounting policies since December 31, 2013.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risks related to changes in variable interest rates. As of June 30, 2014, we had $100.0 million of indebtedness (excluding capital leases) which is at variable interest rates. In seeking to reduce the risks and costs associated with such activities, we manage exposure to changes in interest rates primarily through the use of derivatives. As of June 30, 2014, we have hedged the variable interest rate risk with an interest rate cap covering approximately 40% of our indebtedness. We do not use financial instruments for trading or other speculative purposes, nor do we use leveraged financial instruments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d - 15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter-ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are party to various legal proceedings that have arisen in the normal course of conducting business. While, we do not believe the results of these proceedings, individually or in the aggregate, will have a material adverse effect on our business, financial condition, results of operations or liquidity, litigation is subject to inherent uncertainties.

Item 1A. Risk Factors

There have been no significant changes in our risk factors from those previously reported and disclosed in our prospectus dated June 24, 2014, filed with the SEC in accordance with Rule 424(b) of the Securities Act on June 25, 2014, which could materially affect our business, financial condition, and/or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In connection with our initial public offering, we effected a series of transactions occurring at various times prior to and/or concurrently with the closing of the initial public offering that resulted in a reorganization of our business (the “Reorganization Transactions”).   In connection with the Reorganization Transactions, we issued 4,474,107 shares of Class A common stock and 6,012,563 shares of Class B common stock to affiliates of Sterling Partners, a significant stockholder, certain members of management and other pre-existing owners of the Company. The shares were issued pursuant to Section 4(a)(2) of the Securities Act.  For a description of the transactions pursuant to which the shares were issued, see the information under the heading “Organizational Structure” in our prospectus filed pursuant to Section 424(b) of the Securities Act on June 25, 2014, which information is incorporated by reference herein.

On June 30, 2014, we completed the initial public offering in which we sold 5,321,414 shares of Class A common stock (of which 421,414 shares were sold by the Company with the proceeds received by the Company used to purchase an equivalent number of LLC Units from a significant stockholder), and a selling stockholder of the Company sold 313,586 shares of Class A common stock at an initial public offering price of $22.00 per share. These amounts totaled 735,000 shares of Class A common stock that were subject to the underwriters’ option to purchase additional shares.  The shares offered and sold in the initial public offering were registered under the Securities Act pursuant to our Registration Statement on Form S-1 (File No. 333-196142), which was declared effective by the SEC on June 24, 2014. The offering did not terminate until after the sale of all 5,635,000 shares of Class A common stock registered on the registration statement. The aggregate offering price for the shares registered and sold by us was approximately $117.1 million, and the aggregate offering price for the shares sold by the selling stockholder of the Company was approximately $6.9 million. The underwriters of the offering were led by Deutsche Bank Securities Inc., Goldman, Sachs & Co., Evercore Group L.L.C. and Morgan Stanley & Co. LLC.

The initial public offering generated net proceeds of approximately $108.9 million to us after net underwriting discounts and commissions of $8.2 million and other offering expenses of $7.3 million (including approximately $2.3 million in initial public offering bonuses to certain members of management).

We used $8.6 million of our proceeds from the offering to purchase newly-issued LLC Units from affiliates of Sterling Partners.  Additionally, we used $100.3 million of our proceeds from the offering to purchase newly-issued LLC units from Adeptus Health LLC and caused Adeptus Health LLC to use those net proceeds to repay outstanding indebtedness under the Senior Secured Credit Facility.  We used $2.0 million of our proceeds from the offering to make a one-time payment to Sterling Fund Management, an affiliate of a significant stockholder, in connection with the termination of an Advisory Services Agreement and retained the remaining amount of our proceeds for general corporate purposes.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See the Exhibit index immediately following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADEPTUS HEALTH INC. and SUBSIDIARIES

Date: August 8, 2014	/s/ Timothy L. Fielding
Timothy L. Fielding
(Chief Financial Officer and Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1

Amended and Restated Certificate of Incorporation of Adeptus Health Inc., dated June 25, 2014 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-36520), dated June 30, 2014)

3.2	Amended and Restated By-laws of Adeptus Health Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-36520), dated June 30, 2014)

4.1

Stockholders’ Agreement, dated as of June 25, 2015, by and among Adeptus Health Inc., SCP III AIV THREE-FCER, L.P. and SCP III AIV THREE-FCER Conduit, L.P. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-36520), dated June 30, 2014)

10.1

Amended and Restated Limited Liability Company Agreement of Adeptus Health LLC, dated June 24, 2014 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36520), dated June 30, 2014)

10.2

Registration Rights Agreement, dated as of June 25, 2014, by and among Adeptus Health Inc. and the stockholders named therein (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-36520), dated June 30, 2014)

10.3

Tax Receivable Agreement, dated as of June 25, 2014, by and among Adeptus Health Inc. and the other parties named therein (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-36520), dated June 30, 2014)

10.4

Termination Agreement with respect to the Advisory Services Agreement, dated as of June 24, 2014, by and between Sterling Fund Management, LLC and First Choice ER, LLC (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-36520), dated June 30, 2014)

10.5

Agreement and Plan of Merger, dated as of June 24, 2014, by and among the Company, SCP III AIV THREE-FCER Blocker, Inc. and SCP III AIV THREE-FCER Conduit, L.P. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-36520), dated June 30, 2014)

10.6†

Amendment to Employment Agreement, dated as of June 24, 2014, by and between First Choice ER, LLC and Thomas S. Hall (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-36520), dated June 30, 2014)

10.7†

Amendment to Employment Agreement, dated as of June 24, 2014, by and between First Choice ER, LLC and Timothy L. Fielding (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 001-36520), dated June 30, 2014)

10.8†

Amendment to Employment Agreement, dated as of June 24, 2014, by and between First Choice ER, LLC and Graham B. Cherrington (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K (File No. 001-36520), dated June 30, 2014)

10.9†	Adeptus Health Inc. 2014 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K (File No. 001-36520), dated June 30, 2014)

10.10†	Form of Amended and Restated Restricted Units Agreement (Incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-196142))

10.11†	Form of Chairman of the board Agreement between Adeptus health and Richard Covert (Incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (File No. 333-196142))

10.12

Second Amendment to Credit Agreement and First Amendment to Security and Pledge Agreement, dated as of June 11, 2014, among First Choice ER, LLC and Fifth Street Finance Corp. (Incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (File No. 333-196142))

10.13

Master Funding and Development Agreement, dated as of July 29, 2014, between MPT Operating Partnership, L.P. and Adeptus Health LLC. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

† Management compensatory plan or arrangement.

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.