Form 10-Q
period 2014-09-30
Adeptus Health Inc.
filed 2014-11-07
CIK 1602367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to      .

Commission file number: 001-36520

ADEPTUS HEALTH INC.

(Exact name of registrant as specified in its charter)

Delaware	46-5037387
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2941 Lake Vista Drive Lewisville, TX	75067
(Address of principal executive offices)	(Zip Code)

(972) 899-6666

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ◻

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	◻

Non-accelerated filer	☒	Smaller reporting company	◻

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ◻ No ☒

The number of shares of the registrant’s Class A common stock , par value $0.01 per share, outstanding was 9,845,016 as of October 31, 2014.  The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding was 10,781,153 as of October 31, 2014.

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

There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Such risks, uncertainties and other important factors that could cause actual results to differ include, among others, the risks, uncertainties and factors set forth under “Risk Factors” in the Company’s prospectus dated June 24, 2014 (the “prospectus”), as filed with the Securities and Exchange Commission (the “SEC”) on June 25, 2014 pursuant to Rule 424(b)(4) under the Securities Act, and in this report, as such risk factors may be updated from time to time in our periodic filings with the SEC, and are accessible on the SEC’s website at www.sec.gov, and also include the following:

•	Our ability to implement our growth strategy;
•	Our ability to maintain sufficient levels of cash flow to meet growth expectations;
•	Our ability to protect our brand;

•	Federal and state laws and regulations relating to our facilities, which could lead to the incurrence of significant penalties by us or require us to make significant changes to our operations;
•	Our ability to locate available facility sites on terms acceptable to us;
•	Competition from hospitals, clinics and other emergency care providers;
•	Our dependence on payments from third-party payors;
•	Our ability to source and procure new products and equipment to meet patient preferences;
•	Our reliance on Medical Properties Trust (“MPT”) and the MPT Master Funding and Development Agreements;
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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Adeptus Health Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30,	December 31,
	2014	2013
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$15,311	$11,495
Restricted cash	4,792	294
Accounts receivable, less allowance for doubtful accounts of $18,099 and $5,295, respectively	29,057	15,887
Other receivables and current assets	9,361	3,901
Medical supplies inventory	3,476	1,494
Total current assets	61,997	33,071
Property and equipment, net	89,542	62,087
Deposits	1,220	750
Deferred tax assets	34,763	—
Intangibles, net	20,460	21,795
Goodwill	61,009	61,009
Other long-term assets	4,502	4,580
Total assets	$273,493	$183,292
LIABILITIES AND SHAREHOLDERS'/OWNERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$19,908	$15,207
Accrued compensation	13,152	9,158
Current maturities of long-term debt	482	504
Current maturities of capital lease obligations	77	58
Deferred rent	687	497
Total current liabilities	34,306	25,424
Long-term debt, less current maturities	100,000	75,000
Payable to related parties pursuant to tax receivable agreement	29,302	—
Capital lease obligations, less current maturities	4,078	3,849
Deferred rent	1,982	368
Total liabilities	169,668	104,641
Commitments and contingencies
Shareholders'/owners' equity
Owners' equity	—	78,651
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized and zero shares issued and outstanding at September 30, 2014	—	—
Class A common stock, par value $0.01 per share; 50,000,000 shares authorized, 9,845,016 shares issued and outstanding at September 30, 2014	98	—
Class B common stock, par value $0.01 per share; 20,000,000 shares authorized 10,781,153 shares issued and outstanding at September 30, 2014	108	—
Additional paid-in capital	53,697	—
Accumulated other comprehensive loss	(63)	—
Accumulated deficit	(3,613)	—
Total shareholders' equity	50,227	—
Non-controlling interest	53,598	—
Total equity	103,825	78,651
Total liabilities and shareholders'/owners' equity	$273,493	$183,292

The accompanying notes are an integral part of these unaudited financial statements.

Adeptus Health Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue:
Patient service revenue	$66,533	$25,947	$163,008	$76,075
Provision for bad debt	(8,934)	(2,310)	(22,390)	(6,904)
Net patient service revenue	57,599	23,637	140,618	69,171
Operating expenses:
Salaries, wages and benefits	38,119	15,722	92,577	44,626
General and administrative	9,221	4,125	26,744	11,139
Other operating expenses	7,413	2,488	17,413	7,437
Loss (gain) from the disposal or impairment of assets	1	(5)	3	180
Depreciation and amortization	3,924	1,906	10,374	5,402
Total operating expenses	58,678	24,236	147,111	68,784
(Loss) income from operations	(1,079)	(599)	(6,493)	387
Other (expense) income:
Interest expense	(2,635)	(589)	(9,160)	(1,213)
Change in fair market value of derivatives	—	(103)	—	260
Total other (expense)	(2,635)	(692)	(9,160)	(953)
Loss before (benefit) provision for income taxes	(3,714)	(1,291)	(15,653)	(566)
(Benefit) provision for income taxes	(116)	220	142	444
Net loss	(3,598)	(1,511)	(15,795)	(1,010)
Less: Net loss attributable to non-controlling interest	(2,001)	(1,511)	(12,182)	(1,010)
Net loss attributable to Adeptus Health Inc.	$(1,597)	$—	$(3,613)	$—
Net loss per share of Class A common stock:
Basic	$(0.16)	$—	$(0.37)	$—
Diluted	$(0.16)	$—	$(0.37)	$—
Weighted average shares of Class A common stock:
Basic	9,845,016	—	9,845,016	—
Diluted	9,845,016	—	9,845,016	—

The accompanying notes are an integral part of these unaudited financial statements.

Adeptus Health Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Adeptus Health Inc.		Non-controlling Interest		Total
	Three months ended September 30,		Three months ended September 30,		Three months ended September 30,
	2014	2013	2014	2013	2014	2013
Net loss	$(1,597)	$—	$(2,001)	$(1,511)	$(3,598)	$(1,511)
Other comprehensive loss, net of tax:
Unrealized loss on interest rate contract	(2)	—	—	—	(2)	—
Comprehensive loss	$(1,599)	$—	$(2,001)	$(1,511)	$(3,600)	$(1,511)

	Adeptus Health Inc.		Non-controlling Interest		Total
	Nine months ended September 30,		Nine months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013	2014	2013
Net loss	$(3,613)	$—	$(12,182)	$(1,010)	$(15,795)	$(1,010)
Other comprehensive loss, net of tax:
Unrealized loss on interest rate contract	(63)	—	—	—	(63)	—
Comprehensive loss	$(3,676)	$—	$(12,182)	$(1,010)	$(15,858)	$(1,010)

The accompanying notes are an integral part of these unaudited financial statements.

Adeptus Health Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’/OWNERS' EQUITY

(Unaudited)

(In thousands)

	Adeptus Health LLC	Adeptus Health Inc.
								Accumulated
	Total	Class A shares		Class B shares		Additional		Other	Total	Non-	Total
	Owners'					Paid-in	Accumulated	Comprehensive	Shareholders'	Controlling	Shareholders'/
	Equity	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Interest	Owners' Equity
Balance, December 31, 2013	$78,651	—	$—	—	$—	$—	$—	$—	$—	$—	$78,651
Capital contribution	167	—	—	—	—	—	—	—	—	—	167
Distributions to existing owners	(483)	—	—	—	—	—	—	—	—	—	(483)
Stock-based compensation prior to reorganization	316	—	—	—	—	—	—	—	—	—	316
Net loss prior to reorganization	(7,093)	—	—	—	—	—	—	—	—	—	(7,093)
Dividends paid to existing owners	(60,000)	—	—	—	—	—	—	—	—	—	(60,000)
Class A common stock
Issuance of Class A shares in Initial Public Offering, net of issuance costs	(311)	5,321,414	53	—	—	96,483	—	—	96,536	—	96,225
Investment of merged entity into Class A shares	(3,307)	4,474,107	45	—	—	3,262	—	—	3,307	—	—
Issuance of Class A shares to directors	—	13,639	—	—	—	—	—	—	—	—	—
Issuance of Class A shares to employees	—	35,856	—	39,314	1	(1)	—	—	—	—	—
Class B common stock
Issuance of Class B shares in Reorganization and Offering	(7,940)	—	—	10,741,839	107	7,833	—	—	7,940	—	—
Recording of non-controlling interest upon reorganization	—	—	—	—	—	(58,687)	—	—	(58,687)	58,687	—
Effects of Tax Receivable Agreement (See Note 12)	—	—	—	—	—	4,427	—	—	4,427	—	4,427
Stock-based compensation subsequent to initial public offering	—	—	—	—	—	380	—	—	380	—	380
Unrealized loss on interest rate contract	—	—	—	—	—	—	—	(63)	(63)	—	(63)
Net loss subsequent to initial public offering	—	—	—	—	—	—	(3,613)	—	(3,613)	(5,089)	(8,702)
Balance, September 30, 2014	$—	9,845,016	$98	10,781,153	$108	$53,697	$(3,613)	$(63)	$50,227	$53,598	$103,825

The accompanying notes are an integral part of these unaudited financial statements.

Adeptus Health Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine months ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(15,795)	$(1,010)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Loss from the disposal or impairment of assets	3	180
Change in fair market value of derivatives	—	(260)
Depreciation and amortization	10,374	5,402
Deferred tax benefit	(1,033)	—
Amortization of deferred loan costs	672	146
Provision for bad debts	22,390	6,904
Stock-based compensation	696	395
Changes in operating assets and liabilities:
Restricted cash	(4,498)	—
Accounts receivable	(35,560)	(6,656)
Other receivables and current assets	(2,538)	(1,946)
Medical supplies inventory	(1,982)	(197)
Other long-term assets	45	—
Accounts payable and accrued expenses	585	5,202
Accrued compensation	3,994	888
Deferred rent	1,804	(2)
Net cash (used in) provided by operating activities	(20,843)	9,046
Cash flows from investing activities:
Deposits	(470)	(401)
Proceeds from sale of property and equipment	2,003	1,386
Capital expenditures	(36,830)	(28,039)
Net cash used in investing activities	(35,297)	(27,054)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriters fees and expenses	96,226	—
Proceeds from long-term borrowings	93,955	20,000
Payment of deferred loan costs	(702)	(320)
Payments on borrowings	(69,642)	(3,751)
Payment of capital lease obligations	(39)	(1)
Payment of dividends	(60,000)	—
Distributions to owners	(9)	(25)
Contribution from original owner	167	83
Net cash provided by financing activities	59,956	15,986
Net increase (decrease) in cash	3,816	(2,022)
Cash, beginning of period	11,495	3,455
Cash, end of period	$15,311	$1,433

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

Adeptus Health LLC or its predecessors began operations in 2002 and owns and operates First Choice Emergency Rooms, the largest network of independent freestanding emergency rooms in the United States, delivering both major and minor emergency medical services for adult and pediatric patients. First Choice Emergency Rooms has experienced rapid growth in recent periods, growing from 14 facilities at the end of 2012 to 26 facilities at the end of 2013, and to 51 facilities as of September 30, 2014. The Company’s facilities are currently located in the Houston, Dallas/Fort Worth, San Antonio and Austin, Texas markets, as well as in Colorado Springs and Denver, Colorado.

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

The Company consolidates the financial results of Adeptus Health LLC and its subsidiaries and records non-controlling interest for the economic interest in Adeptus Health LLC held by the non-controlling unit holders. The non-controlling interest ownership percentage as of September 30, 2014 was 52.3%.

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

All of the Company’s revenue for the three and nine months ended September 30, 2014 and 2013 was in the United States.

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

Restricted Cash

Beginning in October 2013, the Company is required to restrict cash for letters of credit related to the Master Funding and Development Agreement. See Note 9 (Commitments and Contingencies) for more information. Each letter of credit is issued in an amount equal to approximately 50% of one year's base rent relating to completed

Adeptus Health Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

facilities. As of September 30, 2014 and December 31, 2013, total restricted cash was $4.8 million and $0.3 million, respectively.

Patient Revenue and Accounts Receivable

Revenue is recognized when services are rendered to patients. Charges for all services provided to insured patients are initially billed and processed by the patients' insurance provider. The Company has agreements with insurance companies that provide for payments to the Company at amounts different from its established rates or as determined by the patient's out of network benefits. Differences between established rates and those set by insurance programs, as well as charity care, employee and prompt pay adjustments, are recorded as adjustments directly to patient service revenue. Fee adjustments of approximately $42.0 million, $14.2 million, $91.6 million and $43.4 million were recorded for the three and nine months ended September 30, 2014 and 2013, respectively. Amounts not covered by the insurance companies are then billed to the patients. Estimated uncollectible amounts from insured patients are recorded as bad debt expense in the period the services are provided. Collection of payment for services provided to patients without insurance coverage is done at the time of service.

Patient service revenue before the provision for bad debts by major payor source for the three and nine months ended September 30, 2014 and 2013 were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Third-party payors, including patient portion	$65,474	$25,459	$160,210	$74,675
Self-pay	1,059	488	2,798	1,400
Total all payors	$66,533	$25,947	$163,008	$76,075

The Company receives payments from third-party payors that have contracts with the Company in Texas and Colorado. As of September 30, 2014, the Company has a contract with Blue Cross Blue Shield of Texas and two MultiPlan arrangements whereby the Company accesses a number of third-party payors at in-network rates. Four major third-party payors accounted for 84.8%,  83.4%,  84.7% and 84.1% of patient service revenue for the three and nine months ended September 30, 2014 and 2013, respectively. These same payors also accounted for 80% and 79% of accounts receivable as of September 30, 2014 and December 31, 2013, respectively. The following table sets forth the percentage of patient service revenue earned by major payor source:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Payor:
Blue Cross Blue Shield	27.1%	25.4%	27.7%	25.9%
United HealthCare	23.4	26.4	23.8	26.5
Aetna	19.6	20.7	19.1	20.5
Cigna	14.7	10.9	14.1	11.2
Other	15.2	16.6	15.3	15.9
	100.0%	100.0%	100.0%	100.0%

Accounts receivable are reduced by an allowance for doubtful accounts. In establishing the Company's allowance for doubtful accounts, management considers historical collection experience, the aging of the account, the payor classification, and patient payment patterns. Amounts due directly from patients represent the Company's highest collectability risk. There were not any significant changes in the estimates or assumptions underlying the calculation of the allowance for doubtful accounts for the three and nine months ended September 30, 2014 and 2013.

Adeptus Health Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company writes off as bad debt expense uncollectible accounts receivable arising from patient responsibility after all collection efforts have been exhausted and it has been determined such accounts will not be collected. Bad debt write-offs of approximately $4.2 million, $2.9 million, $9.6 million and $5.9 million were recorded for the three and nine months ended September 30, 2014, and 2013, respectively.

The Company treats anyone that is emergent, including patients that may be eligible for Medicare or Medicaid. These services are provided at no charge to the patient. Total charity care was approximately 10.1%,  7.2%,  8.8% and 6.8% of patient service revenue for the three and nine months ended September 30, 2014 and 2013, respectively.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense for the three and nine months ended September 30, 2014 and 2013, was approximately $1.7 million, $0.7 million, $3.5 million and $2.1 million, respectively, and is included as a component of general and administrative expenses within the unaudited Condensed Consolidated Statements of Operations.

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

Fair Value of Financial Instruments

The carrying amounts of the Company's financial instruments, including cash, receivables, accounts payable and accrued liabilities approximate their fair value due to their relatively short maturities. At September 30, 2014 and December 31, 2013, the carrying value of the Company's long-term debt was based on the current interest rates and approximates its fair value.

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

Adeptus Health Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the three and nine months ended September 30, 2013, the Company maintained one derivative instrument that it did not designate as a hedge. As a result, changes in the fair value were recorded in earnings for this period. Beginning in November 2013, the Company only enters into derivative contracts that it intends to designate as a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). For all hedging relationships, the Company formally documents the hedging relationship and its risk-management objective and strategy for undertaking the hedge, the hedging instrument, the hedged transaction, the nature of the risk being hedged, how the hedging instrument's effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively, and a description of the method used to measure ineffectiveness. The Company also formally assesses, both at the inception of the hedging relationship and on an ongoing basis, whether the derivatives that are used in hedging relationships are highly effective in offsetting changes in cash flows of hedged transactions. For derivative instruments that are designated and qualify as part of a cash flow hedging relationship, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or years during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

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

Lease Accounting

The Company determines whether to account for its facility leases as operating or capital leases depending on the underlying terms of the lease agreement. This determination of classification is complex and requires significant judgment relating to certain information including the estimated fair value and remaining economic life of the facilities, the Company's cost of funds, minimum lease payments and other lease terms. The lease rates under the Company's lease agreements are subject to certain conditional escalation clauses that are recognized when probable or incurred and are based on changes in the consumer price index or certain operational performance measures. As of September 30, 2014, the Company leased 50 facilities, 49 of which the Company classified as operating leases and one of which the Company classified as a capital lease.

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

Estimated taxes of approximately $(0.1) million,  $0.2 million, $0.1 million and $0.4 million are included in the (benefit) provision for income taxes in the financial statements for the three and nine months ended September 30, 2014 and 2013, respectively. The Company's estimate of the potential outcome of any uncertain tax positions is subject to management's assessment of relevant risks, facts, and circumstances existing at that time. The Company uses a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

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

Adeptus Health Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2014	2013
Leasehold improvements	$72,545	$37,626
Computer equipment	3,399	1,583
Medical equipment	3,663	2,970
Office equipment	3,664	760
Automobiles	243	243
Land	5,465	2,430
Construction in progress	10,725	17,788
Buildings	4,667	4,551
	104,371	67,951
Less accumulated depreciation	(14,829)	(5,864)
Property and equipment, net	$89,542	$62,087

Assets under capital leases totaled approximately $4.2 million and $3.9 million as of September 30, 2014 and December 31, 2013, respectively, and were included within the buildings component of net property and equipment. Accumulated depreciation associated with these capital lease assets totaled approximately $0.2 million and $23,000 as of September 30, 2014 and December 31, 2013, respectively.

NOTE 4—GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes the change in goodwill during the nine months ended September 30, 2014 (in thousands):

Balance at beginning of year	$61,009
Adjustments	—
Balance at September 30, 2014	$61,009

The following table summarizes the change in intangible assets during the nine months ended September 30, 2014 (in thousands):

	Noncompete	Trade	Domain
	Agreements	Names	Names	Total
Balance at December 31, 2013	$4,895	$9,300	$7,600	$21,795
Additions	—	—	—	—
Amortization	(1,335)	—	—	(1,335)
Balance at September 30, 2014	$3,560	$9,300	$7,600	$20,460

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

In May 2012, the Company entered into a forward interest rate swap agreement with a notional amount of $24.0 million to manage exposure to changes in interest rates associated with its variable interest rate debt. This agreement had the economic effect of modifying the LIBOR variable component of the Company's interest rate on an equivalent amount of the Company's Term Loan to a fixed rate of 1.20%. This swap agreement was not designated by the Company as a hedge as of September 30, 2013. The Company did not utilize the swap agreement until April 30, 2013. The Company recognized a loss of approximately $0.1 million for the three months ended September 30, 2013 and a gain of approximately $0.3 million for the nine months ended September 30, 2013 on the change in fair value of the swap agreement, which is included as a component of other (expense) income within the unaudited Condensed Consolidated Statements of Operations.

As of September 30, 2014, the Company maintained one interest rate cap agreement with notional amount totaling $37.5 million. This agreement has the economic effect of capping the LIBOR variable component of the Company's interest rate at a maximum of 3.00% on an equivalent amount of the Company's Term Loan debt. The cap agreement was entered into in November 2013 at a cost of $0.09 million and expires on November 30, 2016. This cap agreement is designated as a cash flow hedge and, as a result, changes in the fair values of this cap agreement are reported in other comprehensive income. As of September 30, 2014, approximately $63,000 of deferred losses on derivative instruments are included in other comprehensive income. The cap agreement does not contain credit-risk contingent features.

Adeptus Health Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the Company's derivative instruments (in thousands):

		September 30,	December 31,
		2014	2013
	Balance Sheet Location	Fair Value	Fair Value
Derivative designated as hedging instruments
Interest rate contracts	Other long-term assets	$29	$92

NOTE 6—ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2014	2013
Accounts payable	$6,346	$9,405
Accrued expenses	7,240	1,267
Accrued tax distribution to LLC Unit holders	4,246	3,772
Other	2,076	763
Total accounts payable and accrued expenses	$19,908	$15,207

NOTE 7—DEBT

The components of debt consisted of the following (in thousands):

	September 30,	December 31,
	2014	2013
Term loan	$75,000	$75,000
Delayed draw term loan	25,000	—
Insurance financing agreement	482	504
	100,482	75,504
Less current maturities	(482)	(504)
	$100,000	$75,000

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

Adeptus Health Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Borrowings under the Facility bear interest, at our option, at a rate equal to an applicable margin over (a) a base rate determined by reference to the highest of (1) the prime rate, (2) the federal funds effective rate plus 0.50% and (3) LIBOR for an interest period of at least 1%, or (b) LIBOR for the applicable interest period. The margin for the Facility is 6.50% in the case of base rate loans and 7.50% in the case of LIBOR loans. The Facility includes an unused line fee of 0.50% per annum on the revolving commitment and delayed draw term loan commitment, a draw fee of 1.0% of the principal amount of each borrowing on the delayed draw term loan and an annual Agency fee of $0.1 million. At September 30, 2014 and December 31, 2013, the Company had $80.2 million and $165.0 million available under the delayed draw term commitment, respectively. At September 30, 2014 and December 31, 2013, the Company had approximately $9.2 million and $9.5 million available under the revolving commitment, respectively.

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

The Facility contains certain affirmative covenants, negative covenants, and financial covenants which are measured on a quarterly basis. As of September 30, 2014, the Company was in compliance with all covenant requirements.

In July 2014, the Company entered into a finance agreement totaling approximately $0.7 million to finance the renewal of certain insurance policies. The finance agreement has a fixed interest rate of 3.25% with principal being repaid over 11 months. In October 2013, the Company renewed certain insurance policies and entered into a finance agreement totaling approximately $0.8 million. The finance agreement has a fixed interest rate of 1.93% with principal being repaid over 9 months. In October 2012, the Company renewed certain insurance policies and entered into a finance agreement totaling approximately $0.4 million. The finance agreement has a fixed interest rate of 3.48% with principal being repaid over 11 months.

NOTE 8—TRANSACTIONS WITH RELATED PARTIES

The Company made payments to a significant shareholder of the Company for management services and reimbursement of certain expenses related to an advisory services agreement. The total amount paid to this related party was approximately $20,000,  $13,000,  $0.6 million and $0.5 million for the three and nine months ended September 30, 2014 and 2013, respectively.  In connection with the consummation of the initial public offering, the advisory services agreement was terminated and the Company accrued a one-time termination payment fee of $2.0 million which was paid in July 2014.

The Company made payments for contractor services to various related-party vendors, which totaled approximately $17,000, $16,000,  $48,000 and $45,000 for the three and nine months ended September 30, 2014 and 2013, respectively.

We entered into a license and master services agreement with IO Phoenix One, LLC, or IO, an affiliate of a significant shareholder on November 22, 2013, pursuant to which IO stores and maintains our data centers and

Adeptus Health Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Insurance Arrangements

The Company is self-insured for employee health benefits. Accruals for losses are provided based upon claims experience and actuarial assumptions, including provisions for incurred but not reported losses. At both September 30, 2014 and December 31, 2013, the Company has an accrual of approximately $0.7 million for incurred but not reported claims, which is included in accrued compensation within the Condensed Consolidated Balance Sheets.

The Company is insured for worker's compensation claims up to $1.0 million per accident and per employee with a policy limit of $1.0 million. The Company submits periodic payments to its insurance broker based upon estimated payroll. Worker's compensation expense for the three and nine months ended September 30, 2014 and 2013 was approximately $20,000,  $8,000,  $203,000 and $23,000, respectively. The Company is insured for professional liability claims up to $1.0 million per incident and $3.0 million per facility with an aggregate policy limit of $20.0 million.

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

In July 2014, the Company entered into an additional Master Funding and Development Agreement with MPT to fund future facilities. This agreement is separate from and in addition to the Company’s existing MPT Agreement. The new agreement allows for an additional maximum aggregate funding of $150.0 million. All other material terms remain consistent with the existing MPT Agreement.

In addition to the MPT Agreements, the Company has entered into similar agreements with certain developers to fund and lead the development efforts on the construction of future facilities. As of September 30, 2014, the Company had total receivables of $5.9 million from the lessor to the MPT agreements and certain other developers for soft costs incurred for facilities currently under development.

Adeptus Health Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company leases approximately 80,000 square feet for its corporate headquarters. Lease expense associated with this lease was $0.4 million, $0.2 million, $1.0 million and $0.5 million for the three and nine months ended September 30, 2014 and 2013, respectively.

Future minimum lease payments required under noncancelable operating leases and future minimum, capital lease payments as of September 30, 2014 were as follows (in thousands):

	Capital	Operating
Years ending December 31,	leases	leases
2014 (3 months)	$85	$4,945
2015	522	20,642
2016	532	19,280
2017	543	16,957
2018	553	13,298
Thereafter	6,125	89,832
Total future minimum lease payments	$8,360	$164,954
Less: Amounts representing interest	(4,205)
Present value of minimum lease payments	4,155
Current portion of capital lease obligations	77
Long-term portion of capital lease payments	$4,078

Rent expense totaled approximately $3.8 million, $1.0 million, $8.7 million and $2.9 million for the three and nine months ended September 30, 2014 and 2013, respectively and is included as a component of other operating expenses within the unaudited Condensed Consolidated Statements of Operations.

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

NOTE 10—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information and supplemental noncash activities consisted of the following (in thousands):

	September 30, 2014	September 30, 2013
Supplemental cash flow information:
Interest paid	$6,715	$948
Franchise taxes paid	581	530
Supplemental noncash activities:
Acquisition of property and equipment in accounts payable and accrued expenses	$3,642	$—
Assets acquired through capital lease	287	—
Note payable for insurance premiums	662	—
Accrual of owner distributions	474	1,303

Adeptus Health Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—STOCK BASED COMPENSATION

In connection with the initial public offering, the Company’s Board of Directors adopted the Adeptus Health Inc. 2014 Omnibus Incentive Plan (the “Omnibus Incentive Plan”).  The Omnibus Incentive Plan provides for the granting of stock options, restricted stock and other stock-based or performance-based awards to directors, officers, employees, consultants and advisors of the Company and its affiliates. The total number of shares of Class A common stock that may be issued under the Omnibus Incentive Plan is 1,033,500.  On June 24, 2014, the Company granted 11,934 restricted Class A shares to its non-employee directors under the Omnibus Incentive Plan, representing the prorated amount of the directors’ annual equity award for fiscal 2014. These restricted shares will vest on January 1, 2015. In July 2014, the Company granted to certain employees 35,856 restricted Class A shares, which vest over 4 years.

The Company also has one legacy equity-compensation plan, under which it has issued agreements awarding incentive units (restricted units) in the Company to certain employees and non-employee directors. In conjunction with the Reorganization Transactions, these restricted units were replaced with LLC Units with consistent restrictive terms. The restricted units are subject to such conditions as continued employment, passage of time and/or satisfaction of performance criteria as specified in the agreements. The restricted units vest over 3 to 4 years from the date of grant. The Company used a waterfall calculation, based on the capital structure and payout of each class of debt and equity, and a present value pricing model less marketability discount to determine the fair values of the restricted units. The assumptions used in the price simulation model for units granted during the three and nine months ended September 30, 2013 include risk-free interest rates of 0.93%, volatility of 25.0% and a dividend rate of 0%. The weighted average fair value of incentive units granted during the three and nine months ended September 30, 2013 was $1,262 and $384 for the time-based and performance based units, respectively. The Company did not issue any incentive units under the legacy plan during the three and nine months ended September 30, 2014.

The Company recorded compensation expense of $0.4 million, $0.2 million, $0.7 million and $0.4 million, adjusted for forfeitures, during the three and nine months ended September 30, 2014 and 2013, respectively, related to restricted units with time-based vesting schedules. Compensation expense for the value of the portion of the time-based restricted unit that is ultimately expected to vest is recognized using a straight-line method over the vesting period, adjusted for forfeitures. No compensation expense was recorded during the three and nine months ended September 30, 2014 and 2013 related to restricted units with performance-based vesting criteria. If, and when, the Company determines it is probable that the performance condition will be achieved, compensation expense will be recognized cumulatively in such period. Total unrecognized compensation expense related to performance based restricted units was $0.1 million as of September 30, 2014.

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

Adeptus Health Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

primarily to state taxes that are not based on pre-tax income/(loss) but on gross margin resulting in state tax expense even in periods of pretax losses.

The Company’s deferred tax assets of $34.8 million are composed of $25.9 million due to the underlying basis difference in Adeptus Health LLC, $7.8 million related to the tax receivable agreement and $1.1 million related to taxable losses.

Tax Receivable Agreement

Upon the consummation of the Company’s initial public offering, the Company entered into a tax receivable agreement with the LLC Unit holders after the closing of the offering that provides for the payment from time to time by the Company to the LLC Unit holders of 85% of the amount of the benefits, if any, that the Company is deemed to realize as a result of increases in tax basis and certain other tax benefits related to exchanges of LLC Units pursuant to the exchange agreement, including tax benefits attributable to payments under the tax receivable agreement.  These payment obligations are obligations of the Company.  For purposes of the tax receivable agreement, the benefit deemed realized by the Company was computed by comparing its actual income tax liability (calculated with certain assumptions) to the amount of such taxes that the Company would have been required to pay had there been no increase to the tax basis of the assets of Adeptus Health LLC as a result of the exchanges and had the Company not entered into the tax receivable agreement. The step-up in basis will depend on the fair value of the LLC Units at conversion.

As of September 30, 2014, the Company has recorded an estimated payable pursuant to the tax receivable agreement of $29.3 million related to certain transactions in conjunction with the initial public offering that are expected to give rise to certain tax benefits in the future.

13. NET LOSS PER SHARE

Prior to the consummation of the Company’s initial public offering, the Company did not have outstanding common stock. However, in conjunction with the closing of the initial public offering, an existing owner exchanged their LLC Units for shares of the Company’s Class A common stock.  The Company has assumed that 4,895,521 shares of Class A common stock were outstanding during the entire periods subsequent to the Company’s initial public offering for purposes of calculating net loss per share. Additional shares included in the calculation include 4,900,000 Class A common shares issued to the public, 11,934 restricted shares of Class A common stock that were issued to our directors and 38,856 restricted shares of Class A common stock that were issued to certain employees.

Adeptus Health Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the computation of basic and diluted net loss per common share:

	Three months ended	Nine months ended
	September 30, 2014	September 30, 2014
Numerator
Net loss attributable to Adeptus Health Inc.	$(1,597)	$(3,613)

Denominator:
Denominator for basic net loss per Class A common share-weighted average shares	9,845,016	9,845,016

Effect of dilutive securities:
Restricted shares	—	—

Denominator for diluted net loss per Class A common share-weighted average shares	9,845,016	9,845,016

Net loss attributable to Adeptus Health Inc. per Class A common share - Basic	$(0.16)	$(0.37)

Net loss attributable to Adeptus Health Inc. per Class A common share - Diluted	$(0.16)	$(0.37)

Earnings (loss) per share information is not applicable for reporting periods prior to the initial public offering. The shares of Class B common stock do not share in the earnings or losses of Adeptus Health Inc. and are therefore not participating securities. Accordingly, basic and diluted net loss per share of Class B common stock has not been presented.

14. SUBSEQUENT EVENTS

In October 2014, the Company entered into a joint venture agreement with Dignity Health, a nonprofit public benefit corporation, and contributed approximately $3.0 million in cash to fund the initial operations for certain freestanding emergency room facilities and a  general acute care hospital in Phoenix, Arizona. The hospital is currently under development and is expected to open in 2015

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the respective condensed consolidated financial statements and related footnotes of Adeptus Health Inc. included in Part I of this Quarterly  Report on Form 10-Q and in our prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on June 25, 2014, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained therein. This discussion contains forward-looking statements that are subject to known and unknown risks and uncertainties. Actual results and the timing of events may differ significantly from those expressed or implied in such forward-looking statements due to a number of factors, including those discussed in the section herein entitled “Forward Looking Statements” and in the section of our prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on June 25, 2014 entitled "Risk Factors.”

Overview

We own and operate First Choice Emergency Rooms, the largest network of independent freestanding emergency rooms in the United States. We have experienced rapid growth in recent periods, growing from 14 facilities at the end of 2012 to 26 facilities at the end of 2013 and to 51 facilities as of September 30, 2014. Our facilities are currently located in the Houston, Dallas/Fort Worth, San Antonio and Austin, Texas markets, as well as in Colorado Springs and Denver, Colorado. By the end of 2014, we expect to be operating 53 facilities in our target markets.

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

Our patient volume is also influenced by conditions that may be beyond our direct control, some of which are seasonal. These conditions include the timing, location and severity of influenza, allergens and other annually recurring viruses, which at times leads to severe upper respiratory concerns.

Reimbursement Rates and Acuity Mix

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

Patient service revenue before the provision for bad debt by major payor source for the periods indicated is as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Third-party payors, including patient portion(1)	$65,474	$25,459	$160,210	$74,675
Self-pay	1,059	488	2,798	1,400
Total all payors	$66,533	$25,947	$163,008	$76,075

(1)	Patient portion includes deductibles and co-payments.

Four major third-party payors accounted for 84.8%,  83.4%,  84.7%, and 84.1%, of our patient service revenue for the three and nine months ended September 30, 2014 and 2013, respectively. These same payors also accounted for 80% and 79% of our accounts receivable as of September 30, 2014 and December 31, 2013, respectively. The following table sets forth the percentage of patient service revenue earned by major payor source for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Payor:
Blue Cross Blue Shield	27.1%	25.4%	27.7%	25.9%
United HealthCare	23.4	26.4	23.8	26.5
Aetna	19.6	20.7	19.1	20.5
Cigna	14.7	10.9	14.1	11.2
Other	15.2	16.6	15.3	15.9
	100.0%	100.0%	100.0%	100.0%

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

Self-Pay

Self-pay consists of out-of-pocket payments for treatments by patients not otherwise covered by third-party payors. For the three and nine months ended September 30, 2014 and 2013, self-pay payments accounted for 1.6%,  1.9%,  1.7% and 1.8% of our patient service revenue, respectively.

Charity Care

Charity care consists of the write-off of all charges associated with patients who are treated but do not have commercial insurance or the ability to self-pay. This includes all charges associated with care provided to patients covered by Medicare and/or Medicaid, as we do not currently receive reimbursements under those programs. For the three and nine months ended September 30, 2014 and 2013, charity care write-offs represented 10.1%, 7.2%, 8.8% and 6.8%, of our patient service revenue, respectively.

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

The following table sets forth a reconciliation of our Adjusted EBITDA to net loss using data derived from our condensed consolidated financial statements for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2014	2013	2014	2013
Net loss	($3,598)	($1,511)	($15,795)	($1,010)
Depreciation and amortization	3,924	1,906	10,374	5,402
Interest expense(a)	2,635	692	9,160	953
(Benefit) provision for income taxes	(116)	220	142	444
Advisory Services Agreement fees and expenses(b)	-	166	293	428
Preopening expenses(c)	3,098	563	6,107	1,759
Management recruiting expenses(d)	-	286	156	285
Stock compensation expense(e)	357	177	696	395
Initial public offering costs (f)	159	-	5,157	-
Other(g)	541	225	1,747	745
Total adjustments	10,598	4,235	33,832	10,411
Adjusted EBITDA	$ 7,000	$ 2,724	$ 18,037	$ 9,401

(a)

Consists of interest expense and fees of $2.6 million,  $0.6 million, $9.2 million and $1.2 million for the three and nine months ended September 30, 2014 and 2013, respectively, a loss in fair market value of derivatives of $0.1 million for the three months ended September 30, 2013 and gain in fair market value of derivatives of $0.3 million for the nine months ended September 30, 2013.

(b)

Consists of management fees and expenses paid to a significant shareholder under our Advisory Services Agreement. The Advisory Services Agreement was terminated in connection with the consummation of our initial public offering in June 2014.

(c)	Includes labor, marketing costs and occupancy costs prior to opening a facility.
(d)	Third-party costs and fees involved in recruiting our management team.
(e)	Stock compensation expense associated with grants of management incentive units.
(f)

Consists of costs incurred in conjunction with our initial public offering, including $2.4 million in bonuses for certain members of management, $2.3 million in costs related to the termination of our Advisory Services Agreement and $0.5 million of other offering costs.

(g)

For the three months ended September 30, 2014, we incurred terminated real-estate development costs totaling $0.1 million and costs to develop long-term strategic goals and objectives totaling $0.4 million.  For the three months ended September 30, 2013, we incurred costs to develop long-term strategic goals and objectives totaling approximately $0.1 million and board fees and travel expenses paid to members of the board of directors totaling approximately $0.1 million.

For the nine months ended September 30, 2014, we incurred costs to develop long-term strategic goals and objectives totaling $1.1 million, real-estate development costs associated with potential real estate projects that were terminated totaling $0.5 million and board fees and travel expenses paid to members of the board of directors totaling $0.1 million. For the nine months ended September 30, 2013, we incurred costs to develop long-term strategic goals and objectives totaling approximately $0.3 million, board fees and travel expenses paid to members of the board of directors totaling $0.2 million and $0.25 million of termination costs paid to the former CEO.

Results of Operations

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

The following table summarizes our results of operations for the three months ended September 30, 2014 and 2013:

	Three months ended September 30,
					Percentage of
			Change from prior		net patient
			period		service revenue
(dollars in thousands)	2014	2013	$	%	2014	2013
Statement of Operations Data:
Revenue
Patient service revenue	$66,533	$25,947	$40,586	156.4%
Provision for bad debt	(8,934)	(2,310)	(6,624)	286.8
Net patient service revenue	57,599	23,637	33,962	143.7	100%	100%
Operating expenses:
Salaries, wages and benefits	38,119	15,722	22,397	142.5	66.2	66.5
General and administrative	9,221	4,125	5,096	123.5	16.0	17.5
Other operating expenses	7,413	2,488	4,925	198.0	12.9	10.5
Loss (gain) from the disposal or impairment of assets	1	(5)	6	(120.0)	-	-
Depreciation and amortization	3,924	1,906	2,018	105.9	6.8	8.1
Total operating expenses	58,678	24,236	34,442	142.1	101.9	102.5
Loss from operations	(1,079)	(599)	(480)	80.1	(1.9)	(2.5)
Other (expense):
Interest expense	(2,635)	(589)	(2,046)	347.4	(4.6)	(2.5)
Change in fair market value of derivatives	—	(103)	103	(100.0)	-	(0.4)
Total other (expense)	(2,635)	(692)	(1,943)	280.8	(4.6)	(2.9)
Loss before (benefit) provision for income taxes	(3,714)	(1,291)	(2,423)	187.7	(6.4)	(5.5)%
(Benefit) provision for income taxes	(116)	220	(336)	(152.7)	(0.2)	0.9
Net loss	$(3,598)	$(1,511)	$(2,087)	138.1%	(6.2)%	(6.4)%

Overall

Our results for the three months ended September 30, 2014 reflect a 143.7% increase in net patient service revenue of $34.0 million, although we recorded a net loss of $3.6 million compared to a  net loss of $1.5 million for the three months ended September 30, 2013. The net loss was attributable to preopening expenses associated with 13 new facility openings, interest expense associated with our long-term debt and additional depreciation and amortization expense, partially offset by an increase in net patient service revenue resulting from our growth.

Revenue

Patient Service Revenue

Patient service revenue increased by $40.6 million, or 156.4%, to $66.5 million for the three months ended September 30, 2014, from $25.9 million for the three months ended September 30, 2013. This increase was primarily attributable to a 60.6% increase in patient volumes generated from new facilities, a  0.7% increase in the number of high acuity patients and a 5.0% overall increase in rates for certain third-party payors beginning in May 2014.

Provision for Bad Debt

Our provision for bad debt increased by $6.6 million to $8.9 million for the three months ended September 30, 2014, from $2.3 million for the three months ended September 30, 2013. Of this increase, $1.8 million was attributable to revenue generated from new facilities and the remainder was attributable to an increase in patient volume coupled with a shift in payor mix from third party payors to patients.

Net Patient Service Revenue

As a result of the factors described above, our net patient service revenue increased by $34.0 million, or 143.7%, to $57.6 million for the three months ended September 30, 2014, from $23.6 million for the three months ended September 30, 2013.

Operating Expenses

Salaries, Wages and Benefits

Salaries, wages and benefits increased by $22.4 million to $38.1 million for the three months ended September 30, 2014, from $15.7 million for the three months ended September 30, 2013. This increase was primarily attributable to an increase in new facilities, which contributed $19.8 million in facility compensation. The remaining $2.6 million increase was primarily attributable to our continued efforts to add staff to support new facility growth.

General and Administrative

General and administrative expenses increased by $5.1 million to $9.2 million for the three months ended September 30, 2014, from $4.1 million for the three months ended September 30, 2013. This increase was primarily attributable to $1.4 million in additional marketing costs associated with opening new facilities and our consumer awareness program, $1.2 million in additional facility utilities and insurance expenses, $0.6 million in legal and accounting expenses associated with opening new facilities, $0.4 million in travel expenses associated with increased headcount and the opening of new facilities outside of the Dallas/Fort Worth market and $1.5 million in employee recruiting, development and other corporate expenses.

Other Operating Expenses

Other operating expenses increased by $4.9 million to $7.4 million for the three months ended September 30, 2014, from $2.5 million for the three months ended September 30, 2013. This increase was primarily attributable to $3.3 million in additional lease costs for buildings and medical equipment at new facilities, $0.2 million increase in lease costs for corporate office space and $0.3 million in property insurance and building maintenance for new and existing facilities. Patient care and supply costs at new facilities contributed $1.3 million in additional expenses, offset by a decrease of $0.2 million at legacy facilities.

Depreciation and Amortization

Depreciation and amortization expenses increased by $2.0 million to $3.9 million for the three months ended September 30, 2014, from $1.9 million for the three months ended September 30, 2013. This increase was primarily attributable to the construction of new facilities that opened during 2013 and 2014, as well as new equipment at those facilities.

Other (Expense) Income

Interest Expense

Interest expense primarily consists of interest on our Senior Secured Credit Facility and on one facility treated as a capital lease. Our interest expense increased by $2.0 million to $2.6 million for the three months ended

September 30, 2014, compared to $0.6 million for the three months ended September 30, 2013. This increase was primarily attributable to refinancing our Senior Secured Credit Facility in 2013 at higher interest rates, coupled with an increase in borrowings to fund construction of new facilities.

Loss Before (Benefit) Provision for Income Taxes

As a result of the factors described above, we recorded a loss before (benefit) provision for income taxes of $3.7 million for the three months ended September 30, 2014, compared to a net loss of $1.3 million for the three months ended September 30, 2013.

(Benefit) Provision for Income Taxes

For the three months ended September 30, 2014, we recorded an income tax benefit of $0.1 million, which consists of $0.4 million of a federal income tax benefit offset by Texas margin tax of $0.3 million. Prior to the Reorganization, we were not a federal taxpayer.  Due to the timing of the Company’s initial public offering, taxes were calculated based on activity from June 25, 2014 through the end of the period. The Company’s effective tax rate for the period subsequent to June 25, 2014 differs from the statutory rates due primarily to state taxes that are not based on pre-tax income/(loss) but on gross margin resulting in state tax expense even in periods of pretax losses.

The Company’s provision for income taxes in interim periods is based on our estimated annual effective tax rate. The estimated annual effective tax rate calculation does not include the effect of discrete events that may occur during the year. The effect of these events, if any, is recorded in the quarter in which the event occurs.

Net Loss

As a result of the factors described above, we recorded a net loss of $3.6 million for the three months ended September 30, 2014, compared to a  net loss of $1.5 million for the three months ended September 30, 2013.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

The following table summarizes our results of operations for the nine months ended September 30, 2014 and 2013:

	Nine months ended September 30,
					Percentage of
			Change from prior		net patient
			period		service revenue
(dollars in thousands)	2014	2013	$	%	2014	2013
Statement of Operations Data:
Revenue
Patient service revenue	$163,008	$76,075	$86,933	114.3%
Provision for bad debt	(22,390)	(6,904)	(15,486)	224.3
Net patient service revenue	140,618	69,171	71,447	103.3	100.0%	100.0%
Operating expenses:
Salaries, wages and benefits	92,577	44,626	47,951	107.5	65.8	64.5
General and administrative	26,744	11,139	15,605	140.1	19.0	16.1
Other operating expenses	17,413	7,437	9,976	134.1	12.4	10.8
Loss from the disposal or impairment of assets	3	180	(177)	(98.3)	-	0.3
Depreciation and amortization	10,374	5,402	4,972	92.0	7.4	7.8
Total operating expenses	147,111	68,784	78,327	113.9	104.6	99.4
(Loss) income from operations	(6,493)	387	(6,880)	(1,777.8)	(4.6)	0.6
Other (expense) income:
Interest expense	(9,160)	(1,213)	(7,947)	655.2	(6.5)	(1.8)
Change in fair market value of derivatives	—	260	(260)	(100.0)	-	0.4
Total other (expense)	(9,160)	(953)	(8,207)	861.2	(6.5)	(1.4)
Loss before provision for income taxes	(15,653)	(566)	(15,087)	2,665.5	(11.1)	(0.8)
Provision for income taxes	142	444	(302)	(68.0)	0.1	0.6
Net loss	$(15,795)	$(1,010)	$(14,785)	1,463.9%	(11.2)%	(1.5)%

Overall

Our results for the nine months ended September 30, 2014 reflect a 103.3% increase in net patient service revenue of $71.4 million, although we recorded a net loss of $15.8 million compared to a  net loss of $1.0 million for the nine months ended September 30, 2013. The increase in net loss was attributable to costs incurred in the initial public offering, preopening expenses associated with 13 new facility openings, interest expense associated with our long-term debt, an increase in staff at new facilities and at the corporate level to help facilitate growth, and an increase in depreciation and amortization expense, partially offset by an increase in net patient service revenue resulting from our growth.

Revenue

Patient Service Revenue

Patient service revenue increased by $86.9 million, or 114.3%, to $163.0 million for the nine months ended September 30, 2014, from $76.1 million for the nine months ended September 30, 2013. This increase was primarily attributable to a 109.1% increase in patient volumes generated from new facilities, a  4.3% increase in the number of high acuity patients and a 5.0% overall increase in rates for certain large third-party payors beginning in May 2014.

Provision for Bad Debt

Our provision for bad debt increased by $15.5 million to $22.4 million for the nine months ended September 30, 2014, from $6.9 million for the nine months ended September 30, 2013.  Of this increase, $4.2 million was attributable to revenue generated from new facilities and the remainder was attributable to an increase in patient volume coupled with a shift in payor mix from third party payors to patients.

Net Patient Service Revenue

As a result of the factors described above, our net patient service revenue increased by $71.4 million, or 103.3%, to $140.6 million for the nine months ended September 30, 2014, from $69.2 million for the nine months ended September 30, 2013.

Operating Expenses

Salaries, Wages and Benefits

Salaries, wages and benefits increased by $48.0 million to $92.6 million for the nine months ended September 30, 2014, from $44.6 million for the nine months ended September 30, 2013. This increase was primarily attributable to an increase in new facilities, which contributed $41.6 million in facility compensation. The remaining $6.4 million increase was primarily attributable to our continued efforts to add staff to support new facility growth.

General and Administrative

General and administrative expenses increased by $15.6 million to $26.7 million for the nine months ended September 30, 2014, from $11.1 million for the nine months ended September 30, 2013. This increase was primarily attributable to $5.0 million in costs related to the initial public offering, $1.7 million in recruiting and employee development, $1.1 million in  general office expenses, $2.6 million in additional marketing costs associated with opening new facilities and our consumer awareness program, $2.8 million in additional facility utilities, taxes and insurance expenses, $1.3 million in legal and accounting expenses associated with opening new facilities and $1.1 million in travel expenses associated with increased headcount and the opening of new facilities outside of the Dallas/Fort Worth market.

Other Operating Expenses

Other operating expenses increased by $10.0 million to $17.4 million for the nine months ended September 30, 2014, from $7.4 million for the nine months ended September 30, 2013. This increase was primarily attributable to $6.2 and $0.1 million in additional lease costs for buildings and medical equipment at new and existing facilities, respectively, $0.5 million increase in corporate lease costs for office space and $0.8 million in property insurance and building maintenance for new and existing facilities. Patient care and supply costs at new facilities contributed $3.0 million in expenses, offset by a decrease of $0.6 million at legacy facilities.

Loss from the Disposal or Impairment of Assets

Loss from the disposal or impairment of assets of $0.2 million for the nine months ended September 30, 2013 relates to costs associated with the write-off of assets at closed or relocated facilities. Loss from the disposal or impairment of assets of $3,000 for the nine months ended September 30, 2014 relates to costs associated with normal replacement of assets at existing facilities.

Depreciation and Amortization

Depreciation and amortization expenses increased by $5.0 million, or 92.0%, to $10.4 million for the nine months ended September 30, 2014, from $5.4 million for the nine months ended September 30, 2013. This increase was primarily attributable to the construction of new facilities that opened during 2013 and 2014, as well as new equipment at those facilities.

Other (Expense) Income

Interest Expense

Interest expense primarily consists of interest on our Senior Secured Credit Facility and on one facility treated as a capital lease. Our interest expense increased by $7.9 million to $9.2 million for the nine months ended September 30, 2014, compared to $1.2 million for the nine months ended September 30, 2013. This increase was primarily attributable to refinancing our Senior Secured Credit Facility in 2013 at higher interest rates, coupled with $1.0 million in fees associated with our June 2014 borrowing and an increase in borrowings to fund construction of new facilities and a dividend paid prior to the initial public offering.

Loss Before Provision for Income Taxes

As a result of the factors described above, we recorded a loss before provision for income taxes of $15.7 million for the nine months ended September 30, 2014, compared to a net loss of $0.6 million for the nine months ended September 30, 2013.

Provision for Income Taxes

For the nine months ended September 30, 2014, we recorded an income tax provision of $0.1 million, which consists of a federal income tax benefit of $1.0 million offset by Texas margin tax of $1.1 million. Prior to the Reorganization, we were not a federal taxpayer.  Due to the timing of the Company’s initial public offering, taxes were calculated based on activity from June 25, 2014 through the end of the period. The Company’s effective tax rate for the period subsequent to June 25, 2014 differs from the statutory rates due primarily to state taxes that are not based on pre-tax income/(loss) but on gross margin resulting in state tax expense even in periods of pretax losses.

The Company’s provision for income taxes in interim periods is based on our estimated annual effective tax rate. The estimated annual effective tax rate calculation does not include the effect of discrete events that may occur during the year. The effect of these events, if any, is recorded in the quarter in which the event occurs.

Net Loss

As a result of the factors described above, we recorded a net loss of $15.8 million for the nine months ended September 30, 2014, compared to a  net loss of $1.0 million for the nine months ended September 30, 2013.

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

As of September 30, 2014, our principal sources of liquidity included cash of $15.3 million, funds available under our Senior Secured Credit Facility line of credit of $10.0 million, net of letters of credit of $0.8 million outstanding and $80.2 million in funds available under our delayed draw term loan. As of September 30, 2014, we also had $144.7 million available under the MPT Agreements.

 Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine months ended
	September 30,
(dollars in thousands)	2014	2013
Net cash (used in) provided by operating activities	$(20,843)	$9,046
Net cash used in investing activities	(35,297)	(27,054)
Net cash provided by financing activities	59,956	15,986
Net increase (decrease) in cash	$3,816	$(2,022)

Net Cash from Operating Activities

Net cash used in operating activities increased by $29.9 million to $20.8 million for the nine months ended September 30, 2014, from $9.1 million provided by operating activities for the same period in 2013. This increase was primarily attributable to labor costs on new facilities where revenue is ramping up, corporate labor cost associated with expanding our management team in anticipation of new facility growth, equipment lease costs associated with the new facilities, new facility preopening expenses, marketing expenses, increases in accounts receivable balances due to increased revenues, restricted cash requirements related to the MPT Agreements and interest payments.

Net Cash from Investing Activities

Net cash used in investing activities increased by $8.2 million to $35.3 million for the nine months ended September 30, 2014, from $27.1 million for the same period in 2013. This increase was primarily attributable to capital expenditures for construction of new facilities.

Net Cash from Financing Activities

Net cash provided by financing activities increased by $44.0 million to $60.0 million for the nine months ended September 30, 2014, from $16.0 million for the same period in 2013. This increase was primarily attributable to proceeds from the initial public offering, net of transaction expenses of $96.2 million and a  net increase of $8.1 million over the same period in prior year in borrowings under our Senior Secured Credit Facility to finance construction of new facilities which was offset by $60.0 million for the payment of a dividend to our then-existing owners prior to our initial public offering and payments of $0.3 million related to deferred loan costs.

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

Obligations and Commitments

The following is a summary of our contractual obligations as of September 30, 2014:

(dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$ 100,482	$ 181	$ 7,163	$ 93,138	$ -
Capital lease obligations(1)	8,360	85	1,054	1,096	6,125
Operating lease obligations	164,954	4,945	39,922	30,255	89,832
Total	$ 273,796	$ 5,211	$ 48,139	$ 124,489	$ 95,957

(1)	Includes amounts representing interest.

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

Borrowings under the Facility bear interest, at our option, at a rate equal to an applicable margin over (a) a base rate determined by reference to the highest of (1) the prime rate, (2) the federal funds effective rate plus 0.50% and (3) LIBOR for an interest period of one month plus 1%, or (b) LIBOR for the applicable interest period. The margin for the Senior Secured Credit Facility is 6.50% in the case of base rate loans and 7.50% in the case of LIBOR loans. The Facility includes an unused line fee of 0.50% per annum on the revolving commitment and delayed draw term loan commitment, a draw fee of 1.0% of the principal amount of each borrowing on the delayed draw term loan and an annual Agency fee of $0.1 million. As of September 30, 2014, we had $80.2 million and approximately $9.2 million available under the delayed draw term commitment and the revolving commitment, respectively.

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

The Senior Secured Credit Facility contains certain affirmative covenants, negative covenants, and financial covenants, which are measured on a quarterly basis.  As of September 30, 2014, we were in compliance with all covenant requirements.

Capital Lease Obligations

Assets under capital leases totaled approximately $4.2 million as of September 30, 2014, and were included within the buildings component of net property and equipment. Accumulated amortization associated with these capital lease assets totaled approximately $0.2 million for the nine months ended September 30, 2014.

Operating Lease Obligations

We lease certain medical facilities and equipment under various non-cancelable operating leases. In June 2013, we entered into a Master Funding and Development Agreement (the “MPT Agreement”) with an affiliate of Medical Properties Trust (“MPT) to fund future facilities. Pursuant to the MPT Agreement, MPT will acquire parcels of land, fund the ground-up construction of new freestanding emergency room facilities and lease the facilities to us upon completion of construction. Under the terms of the agreement, MPT is required to fund all hard and soft costs, including the project purchase price, closing costs and pursuit costs for the assets relating to the construction of up to 25 facilities with a maximum aggregate funding of $100.0 million. The maximum aggregate funding has been met. Each completed project will be leased for an initial term of 15 years, with three five-year renewal options. We follow the guidance in Accounting Standards Codification, or ASC, 840, Leases, and ASC 810, Consolidation, in evaluating the lease as a build-to-suit lease transaction to determine whether we would be considered the accounting owner of the facilities during the construction period. In applying the accounting guidance, we concluded that one facility completed in 2013 under this arrangement qualified for capitalization.

In July 2014, we entered into an additional Master Funding and Development Agreement with MPT to fund future facilities. This agreement is separate from and in addition to our existing MPT Agreement. The new agreement allows a maximum aggregate funding of $150.0 million, of which $144.7 million remained available as of September 30, 2014. All other material terms remain consistent with the existing MPT Agreement.

In addition to the MPT Agreements, the Company has entered into similar agreements with certain developers to fund and lead the development efforts on the construction of future facilities. As of September 30, 2014, the Company had total receivables of $5.9 million from the lessor to the MPT Agreements and certain developers for soft costs incurred for facilities currently under development.

We lease approximately 80,000 square feet for our corporate headquarters. Lease expense associated with this lease was $1.0 million for the nine months ended September 30, 2014.

Capital Expenditures

Our current plans for our business contemplate capital expenditures to expand our operations. The MPT Agreements will be used to fund a significant portion of our new facilities. We typically incur approximately

$0.2 million in capital expenditures related to each MPT-funded facility. Facilities funded under the MPT Agreement will be operating leases and thus not considered a capital expenditure.

The table below provides our total capital expenditures for the period  (in thousands):

Nine months ended
September 30,
Leasehold improvements	$26,263
Computer equipment	1,816
Medical equipment	693
Office equipment	2,904
Automobiles	—
Land	5,038
Buildings	116
$36,830

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risks related to changes in variable interest rates. As of September 30, 2014, we had $100.0 million of indebtedness (excluding capital leases) which is at variable interest rates. In seeking to reduce the risks and costs associated with such activities, we manage exposure to changes in interest rates primarily through the use of derivatives. As of September 30, 2014, we have hedged the variable interest rate risk with an interest rate cap covering approximately 40% of our indebtedness. We do not use financial instruments for trading or other speculative purposes, nor do we use leveraged financial instruments.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None

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

ADEPTUS HEALTH INC. and SUBSIDIARIES

Date: November 7, 2014	/s/ Timothy L. Fielding
Timothy L. Fielding
(Chief Financial Officer and Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1

Master Funding and Development Agreement, dated as of July 29, 2014, between MPT Operating Partnership, L.P. and Adeptus Health LLC. (Portions of this exhibit have been omitted pursuant to a request for confidential treatment) (Incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2014)

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