Form 10-Q
period 2015-03-31
Adeptus Health Inc.
filed 2015-05-01
CIK 1602367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares of the registrant’s Class A common stock , par value $0.01 per share, outstanding was 9,985,500 as of April 20, 2015.  The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding was 10,781,153 as of April 20, 2015.

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

There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Such risks, uncertainties and other important factors that could cause actual results to differ include, among others, the risks, uncertainties and factors set forth under Part I., Item 1A.“Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and in this report, as such risk factors may be updated from time to time in our periodic filings with the SEC, and are accessible on the SEC’s website at www.sec.gov, and also include the following:

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

•	Our ability or the ability of our healthcare system partners to negotiate favorable contracts or renew existing contracts with third-party payors on favorable terms;
•	Significant changes in our payor mix or case mix resulting from fluctuations in the types of cases treated at our facilities;
•	Significant changes in rules, regulations and systems governing Medicare and Medicaid reimbursements;
•	Material changes in IRS revenue rulings, case law or the interpretation of such rulings;
•	Shortages of, or quality control issues with, emergency care-related products, equipment and medical supplies that could result in a disruption of our operations;
•	The intense competition we face for patients, physician use of our facilities, strategic relationships and commercial payor contracts;
•	The fact that we are subject to significant malpractice and related legal claims;
•	The growth of patient receivables or the deterioration in the ability to collect on those accounts;
•	The impact on us of PPACA, which represents a significant change to the healthcare industry;
•	Ensuring our continued compliance with HIPAA, which could require us to expend significant resources and capital; and
•	The factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 under Part I, “Item 1 A, Risk Factors.”

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Adeptus Health Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31,	December 31,
	2015	2014
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$13,872	$2,002
Restricted cash	7,868	4,795
Accounts receivable, less allowance for doubtful accounts of $25,931 and $13,068, respectively	49,377	37,422
Other receivables and current assets	16,028	17,137
Medical supplies inventory	4,413	4,287
Total current assets	91,558	65,643
Property and equipment, net	89,684	93,892
Investment in unconsolidated joint venture	1,407	2,100
Deposits	1,097	1,772
Deferred tax assets	33,829	34,084
Intangibles, net	19,570	20,015
Goodwill	61,009	61,009
Other long-term assets	4,133	4,303
Total assets	$302,287	$282,818
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$18,417	$25,420
Accrued compensation	14,064	13,521
Current maturities of long-term debt	2,152	1,816
Current maturities of capital lease obligations	86	81
Deferred rent	696	607
Total current liabilities	35,415	41,445
Long-term debt, less current maturities	128,004	104,982
Payable to related parties pursuant to tax receivable agreement	30,039	30,039
Capital lease obligations, less current maturities	4,032	4,056
Deferred rent	2,780	2,416
Total liabilities	200,270	182,938
Commitments and contingencies
Shareholders' equity
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized and zero shares issued and outstanding at March 31, 2015	—	—
Class A common stock, par value $0.01 per share; 50,000,000 shares authorized, 9,985,500 and 9,845,016 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	100	98
Class B common stock, par value $0.01 per share; 20,000,000 shares authorized 10,781,153 shares issued and outstanding at March 31, 2015	108	108
Additional paid-in capital	51,785	51,238
Accumulated other comprehensive loss	(88)	(74)
Accumulated deficit	(2,757)	(3,351)
Total shareholders' equity	49,148	48,019
Non-controlling interest	52,869	51,861
Total equity	102,017	99,880
Total liabilities and shareholders' equity	$302,287	$282,818

The accompanying notes are an integral part of these unaudited financial statements.

Adeptus Health Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share data)

	Three months ended
	March 31,
	2015	2014
Revenue:
Patient service revenue	$95,902	$44,529
Provision for bad debt	(14,945)	(5,748)
Net patient service revenue	80,957	38,781
Management and contract services revenue	496	—
Total net operating revenue	81,453	38,781
Equity in net loss of unconsolidated joint venture	(694)	—
Operating expenses:
Salaries, wages and benefits	48,880	24,980
General and administrative	10,464	6,220
Other operating expenses	11,305	4,865
Depreciation and amortization	4,756	3,057
Total operating expenses	75,405	39,122
Income (loss) from operations	5,354	(341)
Other expense:
Interest expense	(3,274)	(2,206)
Total other expense	(3,274)	(2,206)
Income (loss) before provision for income taxes	2,080	(2,547)
Provision for income taxes	478	220
Net income (loss)	1,602	(2,767)
Less: Net income (loss) attributable to non-controlling interest	1,008	(2,767)
Net income attributable to Adeptus Health Inc.	$594	$—
Net income per share of Class A common stock:
Basic	$0.06	$—
Diluted	$0.06	$—
Weighted average shares of Class A common stock:
Basic	9,906,845	—
Diluted	9,906,845	—

The accompanying notes are an integral part of these unaudited financial statements.

Adeptus Health Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Adeptus Health Inc.		Non-controlling Interest		Total
	Three months ended March 31,		Three months ended March 31,		Three months ended March 31,
	2015	2014	2015	2014	2015	2014
Net income (loss)	$594	$—	$1,008	$(2,767)	$1,602	$(2,767)
Other comprehensive loss, net of tax:
Unrealized loss on interest rate contract	(14)	—	—	—	(14)	—
Comprehensive income (loss)	$580	$—	$1,008	$(2,767)	$1,588	$(2,767)

The accompanying notes are an integral part of these unaudited financial statements.

Adeptus Health Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Adeptus Health Inc.
							Accumulated
					Additional		Other	Total	Non-
	Class A shares		Class B shares		Paid-in	Accumulated	Comprehensive	Shareholders'	Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Interest	Equity

Balance, December 31, 2014	9,845,016	$98	10,781,153	$108	$51,238	$(3,351)	$(74)	$48,019	$51,861	$99,880
Issuance of Class A restricted shares	140,484	2	—	—	(2)	—	—	—	—	—
Stock-based compensation	—	—	—	—	549	—	—	549	—	549
Unrealized loss on interest rate contract	—	—	—	—	—	—	(14)	(14)	—	(14)
Net income	—	—	—	—	—	594	—	594	1,008	1,602
Balance, March 31, 2015	9,985,500	$100	10,781,153	$108	$51,785	$(2,757)	$(88)	$49,148	$52,869	$102,017

The accompanying notes are an integral part of these unaudited financial statements.

Adeptus Health Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$1,602	$(2,767)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loss from the disposal or impairment of assets	—	2
Depreciation and amortization	4,756	3,057
Deferred taxes	255	—
Amortization of deferred loan costs	219	198
Provision for bad debts	14,945	5,748
Equity in loss of unconsolidated joint venture	694	—
Stock-based compensation	549	160
Changes in operating assets and liabilities:
Restricted cash	(3,073)	(1,028)
Accounts receivable	(26,900)	(8,050)
Other receivables and current assets	1,109	(1,333)
Medical supplies inventory	(126)	(422)
Other long-term assets	17	15
Accounts payable and accrued expenses	(7,004)	(1,442)
Accrued compensation	543	(1,697)
Deferred rent	453	596
Net cash used in operating activities	(11,961)	(6,963)
Cash flows from investing activities:
Deposits	675	116
Proceeds from sale of property and equipment	1,517	—
Capital expenditures	(1,620)	(10,297)
Net cash provided by (used in) investing activities	572	(10,181)
Cash flows from financing activities:
Proceeds from long-term borrowings	24,000	7,000
Payment of deferred loan costs	(80)	(38)
Payments on borrowings	(642)	(168)
Payment of capital lease obligations	(19)	(18)
Net cash provided by financing activities	23,259	6,776
Net increase (decrease) in cash	11,870	(10,368)
Cash, beginning of period	2,002	11,495
Cash, end of period	$13,872	$1,127

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

Adeptus Health LLC or its predecessors began operations in 2002 and owns and operates First Choice Emergency Room in Texas and in Colorado.  Together with Dignity Health, the Company also owns and operates Dignity Health Arizona General Hospital in Arizona.  First Choice Emergency Room is the largest network of independent freestanding emergency rooms in the United States, delivering both major and minor emergency medical services for adult and pediatric patients. First Choice Emergency Room has experienced rapid growth in recent periods, growing from 14 freestanding facilities at the end of 2012 to 55 freestanding facilities at the end of 2014, and to 62 freestanding facilities at March 31, 2015. The Company’s facilities are currently located in Houston, Dallas/Fort Worth, San Antonio and Austin, Texas.  In Colorado, facilities are in Colorado Springs and Denver.  Dignity Health Arizona General Hospital is a full service general hospital in the Phoenix, Arizona market.

On June 24, 2014, the Company’s registration statement on Form S-1 (File No. 333-196142) relating to its initial public offering of Class A common stock was declared effective by the Securities and Exchange Commission (“SEC”). The Company sold 4,900,000 shares of Class A common stock in its public offering.  An additional 735,000 shares were sold to the public, of which 313,586 shares were sold by a significant stockholder and 421,414 shares were sold by the Company with the proceeds received by the Company used to purchase an equivalent number of LLC Units from such significant stockholder.  The Company’s stock began trading on the New York Stock Exchange on June 25, 2014 under the symbol “ADPT,” and the initial public offering closed on June 30, 2014.

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

The Company consolidates the financial results of Adeptus Health LLC and its subsidiaries and records non-controlling interest for the economic interest in Adeptus Health LLC held by the non-controlling unit holders. The non-controlling interest ownership percentage as of March 31, 2015 was 51.8%.

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

These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s December 31, 2014 audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on February 27, 2015.

Accounting Policies and Use of Estimates

The preparation of financial statements in conformity with GAAP requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant accounting policies and estimates include: the useful lives of fixed assets, revenue recognition, allowances for doubtful accounts, leases, reserves for employee health benefit obligations, stock-based compensation, and other contingencies.  Actual results could differ from these estimates. For greater detail regarding these accounting policies and estimates, refer to our Annual Report on Form 10-K  for the fiscal year ended December 31, 2014.

Segment and Geographic Information

The Company’s chief operating decision maker is our Chief Executive Officer, who reviews financial information presented on a company-wide basis. As a result, the Company determined that it has a single reporting segment and operating unit structure.

All of the Company’s revenue for the three months ended March 31, 2015 was earned in the United States.

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

Restricted Cash

The Company is required to restrict cash for letters of credit related to the Master Funding and Development Agreements, as amended, for the first $255 million in facility fundings. See Note 11 (Commitments and Contingencies)

Adeptus Health Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

for more information. Each letter of credit is issued in an amount equal to approximately 50% of one year's base rent relating to completed facilities. As of March 31, 2015 and December 31, 2014, total restricted cash was $7.9 million and $4.8 million, respectively.

Patient Revenue and Accounts Receivable

Revenues consist primarily of net patient service revenues, which are based on the facilities’ established billing rates less allowances and discounts, principally for patients covered under contractual programs with private insurance companies. Revenue is recognized when services are rendered to patients. Charges for all services provided to insured patients are initially billed and processed by the patients' insurance provider. The Company has agreements with insurance companies that provide for payments to the Company at amounts different from its established rates or as determined by the patient's out of network benefits. Differences between established rates and those set by insurance programs, as well as charity care, employee and prompt pay adjustments, are recorded as adjustments directly to patient service revenue. Fee adjustments of approximately $64.3 million and $22.3 million were recorded for the three months ended March 31, 2015 and 2014, respectively. Amounts not covered by the insurance companies are then billed to the patients. Estimated uncollectible amounts from insured patients are recorded as bad debt expense in the period the services are provided. Collection of payment for services provided to patients without insurance coverage is done at the time of service.

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

Patient service revenue before the provision for bad debts by major payor source for the three months ended March 31, 2015 and 2014 were as follows (in thousands):

	Three months ended
	March 31,
	2015	2014
Third-party payors, including patient portion	$94,279	$43,672
Self-pay	1,623	857
Total all payors	$95,902	$44,529

The Company receives payments from third-party payors that have contracts with the Company in Texas and Colorado. As of March 31, 2015, the Company has a contract with Blue Cross Blue Shield of Texas and two MultiPlan arrangements whereby the Company accesses a number of third-party payors at in-network rates. Four major third-party payors accounted for 86.2% and 82.7% of patient service revenue for the three months ended March 31, 2015 and 2014, respectively. These same payors also accounted for 79.9% and 80% of accounts receivable as of March 31, 2015 and

Adeptus Health Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014, respectively. The following table sets forth the percentage of patient service revenue earned by major payor source:

	Three months ended
	March 31,
	2015	2014
Payor:
United HealthCare	27.0%	24.5%
Blue Cross Blue Shield	25.6	27.7
Aetna	19.8	19.1
Cigna	13.8	11.4
Other	13.8	17.3
	100.0%	100.0%

Accounts receivable are reduced by an allowance for doubtful accounts. In establishing the Company's allowance for doubtful accounts, management considers historical collection experience, the aging of the account, the payor classification, and patient payment patterns. Amounts due directly from patients represent the Company's highest collectability risk. There were not any significant changes in the estimates or assumptions underlying the calculation of the allowance for doubtful accounts for the three months ended March 31, 2015 and 2014.

The Company writes off as bad debt expense uncollectible accounts receivable arising from patient responsibility after all collection efforts have been exhausted and it has been determined such accounts will not be collected. Bad debt write-offs of approximately $2.1 million and $2.9 million were recorded for the three months ended March 31, 2015, and 2014, respectively.

The Company treats anyone that is emergent, including patients that may be eligible for Medicare or Medicaid. These services are provided at no charge to the patient. Total charity care was approximately 8.8% and 8.2% of patient service revenue for the three months ended March 31, 2015 and 2014, respectively.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense for the three months ended March 31, 2015 and 2014, was approximately $1.5 million and $1.1 million, respectively, and is included as a component of general and administrative expenses within the unaudited condensed consolidated statements of operations.

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

Adeptus Health Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amortization of assets acquired under capital leases is included as a component of depreciation and amortization expense in the accompanying unaudited condensed consolidated statements of operations. Amortization is calculated using the straight-line method over the shorter of the useful lives or the term of the underlying lease agreements.

Fair Value of Financial Instruments

The carrying amounts of the Company's financial instruments, including cash, receivables, accounts payable and accrued liabilities approximate their fair value due to their relatively short maturities. At March 31, 2015 and December 31, 2014, the carrying value of the Company's long-term debt was based on the current interest rates and approximates its fair value.

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

Lease Accounting

The Company determines whether to account for its facility leases as operating or capital leases depending on the underlying terms of the lease agreement. This determination of classification is complex and requires significant judgment relating to certain information including the estimated fair value and remaining economic life of the facilities,

Adeptus Health Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the Company's cost of funds, minimum lease payments and other lease terms. The lease rates under the Company's lease agreements are subject to certain conditional escalation clauses that are recognized when probable or incurred and are based on changes in the consumer price index or certain operational performance measures. As of March 31, 2015, the Company leased 61 facilities, 60 of which the Company classified as operating leases and one of which the Company classified as a capital lease.

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

Estimated taxes of approximately $0.5 and $0.2 million are included in the provision for income taxes in the financial statements for the three months ended March 31, 2015 and 2014, respectively. The Company's estimate of the potential outcome of any uncertain tax positions is subject to management's assessment of relevant risks, facts, and circumstances existing at that time. The Company uses a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

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

This investment is included as investment in unconsolidated joint venture in the accompanying unaudited condensed consolidated balance sheets.

Equity in net loss of unconsolidated joint venture consists of the Company’s share of the losses generated from its noncontrolling equity investment in one full-service healthcare hospital facility. Because the operations are central to the Company’s business strategy, equity in earnings of unconsolidated affiliates is classified as a component of operating

Adeptus Health Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

income in the accompanying unaudited condensed consolidated statements of operations. The Company has contracts to manage the facility, which results in the Company having an active role in the operations of the facility and devoting a significant portion of its corporate resources to the fulfillment of these management responsibilities.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard will become effective for the Company on January 1, 2018. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

NOTE 3—PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2015	2014
Leasehold improvements	$85,008	$77,354
Computer equipment	4,147	3,700
Medical equipment	4,452	4,213
Office equipment	5,043	4,307
Automobiles	243	243
Land	6,758	8,276
Construction in progress	1,373	8,835
Buildings	4,667	4,667
	111,691	111,595
Less accumulated depreciation	(22,007)	(17,703)
Property and equipment, net	$89,684	$93,892

Assets under capital leases totaled approximately $4.2 million as of March 31, 2015 and December 31, 2014, respectively, and were included within the buildings component of net property and equipment. Accumulated depreciation associated with these capital lease assets totaled approximately $0.4 million and $0.3 million as of March 31, 2015 and December 31, 2014, respectively.

NOTE 4—INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

On October 22, 2014, the Company announced its expansion into Arizona through a joint venture with Dignity Health, one of the nation’s largest health systems. The new partnership has started with Dignity Health Arizona General Hospital, a full-service healthcare hospital facility in Laveen, Arizona, and includes providing for additional access to emergency medical care in the Phoenix area.  Dignity Health Arizona General Hospital is a full-service healthcare hospital facility, licensed by the state as a general hospital. Spanning 39,000 square-feet, the hospital has 16 inpatient rooms, two operating rooms for inpatient and outpatient surgical procedures, an emergency department, a high-complexity laboratory and a full radiology suite. Patients have full access to the Dignity Health area facilities and physicians, and the hospital will provide Phoenix-area residents with 24/7 access to emergency medical care.

Adeptus Health Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company accounts for this joint venture under the equity method of accounting as an investment in unconsolidated joint venture, as the Company’s level of influence is significant but does not reach the threshold of controlling the entity.

The following summarizes the unaudited results of operations of our equity method investee (in thousands):

	Three months ended March 31,
	2015	2014
Statement of Operations Data:
Revenue
Patient service revenue	$3,331	$—
Provision for bad debt	(325)	—
Net patient service revenue	3,006	—
Operating expenses:
Salaries, wages and benefits	2,118	—
General and administrative	839	—
Other operating expenses	1,390	—
Depreciation and amortization	45	—
Total operating expenses	4,392	—
Loss from operations	(1,386)	—
Other (expense):
Interest expense	(4)	—
Total other expenses	(4)	—
Net loss	$(1,390)	$—

Equity in loss of unconsolidated joint venture	$(694)	$—

NOTE 5—GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes the change in goodwill during the three months ended March 31, 2015 (in thousands):

Balance at December 31, 2014	$61,009
Adjustments	—
Balance at March 31, 2015	$61,009

Adeptus Health Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the change in intangible assets during the three months ended March 31, 2015 (in thousands):

	Noncompete	Trade	Domain
	Agreements	Names	Names	Total
Balance at December 31, 2014	$3,115	$9,300	$7,600	$20,015
Additions	—	—	—	—
Amortization	(445)	—	—	(445)
Balance at March 31, 2015	$2,670	$9,300	$7,600	$19,570

NOTE 6—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

As of March 31, 2015, the Company maintained one interest rate cap agreement with notional amount totaling $37.5 million. This agreement has the economic effect of capping the LIBOR variable component of the Company's interest rate at a maximum of 3.00% on an equivalent amount of the Company's Term Loan debt. The cap agreement was entered into in November 2013 at a cost of $0.09 million and expires on November 30, 2016. This cap agreement is designated as a cash flow hedge and, as a result, changes in the fair values of this cap agreement are reported in other comprehensive income. As of March 31, 2015, approximately $88,000 of deferred losses on derivative instruments are included in other comprehensive income. The cap agreement does not contain credit-risk contingent features.

The following table summarizes the Company's derivative instruments (in thousands):

		March 31,	December 31,
		2015	2014
	Balance Sheet Location	Fair Value	Fair Value
Derivative designated as hedging instruments
Interest rate contracts	Other long-term assets	$4	$19

NOTE 7—ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2015	2014
Accounts payable	$8,461	$14,133
Accrued expenses	3,574	4,431
Accrued tax distribution to LLC Unit holders	4,246	4,246
Other	2,136	2,610
Total accounts payable and accrued expenses	$18,417	$25,420

Adeptus Health Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—DEBT

The components of debt consisted of the following (in thousands):

	March 31,	December 31,
	2015	2014
Term loan	$75,000	$75,000
Delayed draw term loan	49,000	25,000
Revolving credit	5,500	5,500
Other financing agreements	656	1,298
	130,156	106,798
Less current maturities	(2,152)	(1,816)
	$128,004	$104,982

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

On March 31, 2014, the Company amended the Facility to, among other things, increase the maximum aggregate amount permitted to be funded by Medical Properties Trust (“MPT”) under the MPT Agreements to $255.0 million. See Note 11 (Commitments and Contingencies) for more information.

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

On April 20, 2015, the Company amended the Facility to, among other things, increase the maximum aggregate amount permitted to be funded by MPT under the MPT Agreements to $505.0 million.

Borrowings under the Facility bear interest, at our option, at a rate equal to an applicable margin over (a) a base rate determined by reference to the highest of (1) the prime rate, (2) the federal funds effective rate plus 0.50% and (3) LIBOR for an interest period of one month plus 1%, or (b) LIBOR for the applicable interest period. The margin for the Facility is 6.50% in the case of base rate loans and 7.50% in the case of LIBOR loans. The Facility includes an unused line fee of 0.50% per annum on the revolving commitment and delayed draw term loan commitment, a draw fee of 1.0% of the principal amount of each borrowing on the delayed draw term loan and an annual Agency fee of $0.1 million. At March 31, 2015 and December 31, 2014, the Company had $56.2 million and $80.2 million available under the delayed draw term commitment, respectively. At each of the periods ended March 31, 2015 and December 31, 2014, the Company had approximately $4.0 million available under the revolving commitment.

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

Adeptus Health Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Facility contains certain affirmative covenants, negative covenants, and financial covenants which are measured on a quarterly basis. As of March 31, 2015, the Company was in compliance with all covenant requirements.

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

NOTE 9—TRANSACTIONS WITH RELATED PARTIES

The Company made payments to a significant shareholder of the Company for management services and reimbursement of certain expenses related to an advisory services agreement. The total amount paid to this related party was approximately $2,000 and $0.6 million for the three months ended March 31, 2015 and 2014, respectively.  In connection with the consummation of the initial public offering, the advisory services agreement was terminated and the Company paid a one-time termination payment fee of $2.0 million in July 2014.

The Company made payments for contractor services to various related-party vendors, which totaled approximately $10,000 and $16,000 for the three months ended March 31, 2015 and 2014, respectively.

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

NOTE 10—EMPLOYEE BENEFIT PLANS

The Company provides a 401(k) savings plan to all employees who have met certain eligibility requirements, including performing one month of service with the Company. The 401(k) plan permits matching and discretionary employer contributions. During the three months ended March 31, 2015 and 2014, the Company contributed approximately $0.9 million and $0.5 million to the 401(k) Plan for 2014 and 2013 matching contributions, respectively.

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

Insurance Arrangements

The Company is self-insured for employee health benefits. Accruals for losses are provided based upon claims experience and actuarial assumptions, including provisions for incurred but not reported losses. At both March 31, 2015 and December 31, 2014, the Company has an accrual of approximately $0.7 million for incurred but not reported claims, which is included in accrued compensation within the condensed consolidated balance sheets.

The Company is insured for worker's compensation claims up to $1.0 million per accident and per employee with a policy limit of $1.0 million. The Company submits periodic payments to its insurance broker based upon

Adeptus Health Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

estimated payroll. Worker's compensation expense for each of the three months ended March 31, 2015 and 2014 was approximately $0.1 million. The Company is insured for professional liability claims up to $1.0 million per incident and $3.0 million per facility with an aggregate policy limit of $20.0 million.

Leases

The Company leases certain medical facilities and equipment under various noncancelable operating leases. In June 2013, the Company entered into an initial MPT Agreement (the “Initial MPT Agreement”) with an affiliate of Medical Properties Trust (“MPT”) to fund future facility development and construction. The lessor to the MPT Agreement will acquire parcels of land, fund the ground-up construction of new freestanding emergency room facilities and lease the facilities to the Company upon completion of construction. Under the terms of the agreement, the lessor is to fund all hard and soft costs, including the project purchase price, closing costs and pursuit costs for the assets relating to the construction of up to twenty-five facilities with a maximum aggregate funding of $100.0 million. Each completed project will be leased for an initial term of 15 years, with three 5-year renewal options. The Company follows the guidance in ASC 840, Leases, and ASC 810, Consolidation, in evaluating the lease as a build-to-suit lease transaction to determine whether the Company would be considered the accounting owner of the facilities during the construction period. In applying the accounting guidance, the Company concluded that the one facility completed in 2013 under this arrangement qualified for capitalization.

In July 2014, the Company entered into an additional Master Funding and Development Agreement (the “Additional MPT Agreement” and, together with the Initial MPT Agreement, the “MPT Agreements”) with MPT to fund future new freestanding emergency rooms and hospitals. This agreement is separate from and in addition to the Company’s Initial MPT Agreement. The Additional MPT Agreement allows for an additional maximum aggregate funding of $150.0 million. All other material terms remain consistent with the Initial MPT Agreement.

On April 20, 2015, the Company entered into an amendment to the Additional MPT Agreement which adds an additional aggregate funding of $250.0 million, increasing the maximum aggregate funding under all of the MPT Agreements to $505.0 million. All newly constructed facilities under the MPT Agreements will have initial terms of 15 years, with three five-year renewal options.

In addition to the MPT Agreements, the Company has entered into similar agreements with certain developers to fund and lead the development efforts on the construction of future facilities. As of March 31, 2015, the Company had total receivables of $9.5 million from the lessor to the MPT agreements and certain other developers for soft costs incurred for facilities currently under development.

The Company leases approximately 80,000 square feet for its corporate headquarters. Lease expense associated with this lease was $0.4 million and $0.2 million for the three months ended March 31, 2015 and 2014, respectively.

Adeptus Health Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Future minimum lease payments required under noncancelable operating leases and future minimum, capital lease payments as of March 31, 2015 were as follows (in thousands):

	Capital	Operating
Years ending December 31,	leases	leases
2015 (9 months)	$392	$21,230
2016	533	26,887
2017	543	24,522
2018	554	20,438
2019	566	17,115
Thereafter	5,512	147,191
Total future minimum lease payments	$8,100	$257,383
Less: Amounts representing interest	(3,982)
Present value of minimum lease payments	4,118
Current portion of capital lease obligations	86
Long-term portion of capital lease payments	$4,032

Rent expense totaled approximately $7.1 million and $2.0 million for the three months ended March 31, 2015 and 2014, respectively and is included as a component of other operating expenses within the unaudited condensed consolidated statements of operations.

NOTE 12—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information and supplemental noncash activities consisted of the following for the three months ended March 31(in thousands):

	March 31, 2015	March 31, 2014
Supplemental cash flow information:
Interest paid	$2,897	$2,021
Supplemental noncash activities:
Acquisition of property and equipment in accounts payable and accrued expenses	$—	$918
Assets acquired through capital lease	—	176
Accrual of owner distributions	—	483

NOTE 13—STOCK BASED COMPENSATION

In connection with the initial public offering, the Company’s Board of Directors adopted the Adeptus Health Inc. 2014 Omnibus Incentive Plan (the “Omnibus Incentive Plan”).  The Omnibus Incentive Plan provides for the granting of stock options, restricted stock and other stock-based or performance-based awards to directors, officers, employees, consultants and advisors of the Company and its affiliates. The total number of shares of Class A common stock that may be issued under the Omnibus Incentive Plan is 1,033,500.  At March 31, 2015, 187,644 stock-based awards had been issued under the Omnibus Incentive Plan (excluding forfeitures) and 845,856 stock-based awards remained available for equity grants.

Adeptus Health Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the three months ended March 31, 2015, the Company issued, net of forfeitures, to certain members of our management team, 140,484 restricted Class A shares with fair values of ranging from $35.03 to $37.40 per share, and which vest over a period of 1 to 4 years.

The Company also has one legacy equity-compensation plan, under which it has issued agreements awarding incentive units (restricted units) in the Company to certain employees and non-employee directors. In conjunction with the Reorganization Transactions, these restricted units were replaced with LLC Units with consistent restrictive terms. The restricted units are subject to such conditions as continued employment, passage of time and/or satisfaction of performance criteria as specified in the agreements. The restricted units vest over 3 to 4 years from the date of grant. The Company used a waterfall calculation, based on the capital structure and payout of each class of debt and equity, and a present value pricing model less marketability discount to determine the fair values of the restricted units. The Company did not issue any incentive units under the legacy plan during the three months ended March 31, 2015 and 2014.

The Company recorded compensation expense of  $0.4 million and $0.2 million, adjusted for forfeitures, during the three months ended March 31, 2015 and 2014, respectively, related to restricted units with time-based vesting schedules. Compensation expense for the value of the portion of the time-based restricted unit that is ultimately expected to vest is recognized using a straight-line method over the vesting period, adjusted for forfeitures.  On February 18, 2015, our Board of Directors accelerated the vesting of all performance-based units. As a result of the acceleration, the Company recognized $0.1 million of additional stock-based compensation expense for the three months ended March 31, 2015.

14. INCOME TAXES

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

Prior to the Reorganization, we were not a federal taxpayer. The Company’s effective tax rate for the period differs from the statutory rates due primarily to state taxes that are not based on pre-tax income/(loss) but on gross margin resulting in state tax expense with little relation to pre-tax income and even in periods of pretax losses.

The Company’s deferred tax assets of $33.8 million are composed of $19.5 million due to the underlying basis difference in Adeptus Health LLC, $8.1 million related to the tax receivable agreement and $6.2 million related to taxable losses.

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

Adeptus Health Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

to the tax basis of the assets of Adeptus Health LLC as a result of the exchanges and had the Company not entered into the tax receivable agreement. The step-up in basis will depend on the fair value of the LLC Units at conversion.

As of March 31, 2015, the Company has recorded an estimated payable pursuant to the tax receivable agreement of $30.0 million related to certain transactions in conjunction with the initial public offering that are expected to give rise to certain tax benefits in the future.

15. NET INCOME PER SHARE

Prior to the consummation of the Company’s initial public offering, the Company did not have outstanding common stock. However, in conjunction with the closing of the initial public offering, an existing owner exchanged their LLC Units for shares of the Company’s Class A common stock.  Basic net income per share is computed by dividing the net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by using the weighted average number of common shares outstanding, including potential dilutive shares of common stock assuming the dilutive effect of outstanding stock options and restricted stock using the treasury stock method.

The following table sets forth the computation of basic and diluted net income per common share:

Three months ended
March 31, 2015
Numerator
Net income attributable to Adeptus Health Inc.	$594

Denominator:
Denominator for basic net income per Class A common share-weighted average shares	9,906,845

Effect of dilutive securities:
Restricted shares	—

Denominator for diluted net income per Class A common share-weighted average shares	9,906,845

Net income attributable to Adeptus Health Inc. per Class A common share - Basic	$0.06

Net income attributable to Adeptus Health Inc. per Class A common share - Diluted	$0.06

Earnings per share information is not applicable for reporting periods prior to the initial public offering. The shares of Class B common stock do not share in the earnings or losses of Adeptus Health Inc. and are therefore not participating securities. Accordingly, basic and diluted net loss per share of Class B common stock has not been presented.

16. SUBSEQUENT EVENTS

On April 21, 2015, the Company announced the formation of a partnership with University of Colorado Health (UCHealth) to enhance access to emergency medical care in Colorado.  Under the partnership, UCHealth will hold a majority stake in the Company’s freestanding emergency rooms throughout Colorado Springs, northern Colorado and the Denver Metro area.  This partnership will also include hospital locations planned for Colorado Springs and Denver.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the respective condensed consolidated financial statements and related footnotes of Adeptus Health Inc. included in Part I of this Quarterly  Report on Form 10-Q, as well as our consolidated audited financial statements and related notes included in our 2014 Annual Report on Form 10-K . This discussion contains forward-looking statements that are subject to known and unknown risks and uncertainties. Actual results and the timing of events may differ significantly from those expressed or implied in such forward-looking statements due to a number of factors, including those discussed in the section herein entitled “Forward Looking Statements” and in the section of the 2014 Annual Report on Form 10-K entitled Part I, "Item 1.A. Risk Factors.”

Overview

We own and operate First Choice Emergency Rooms in Texas and Colorado.  Together with Dignity Health, the company also owns and operates Dignity Health Arizona General Hospital in Arizona.  First Choice Emergency Room is the largest and oldest network of independent freestanding emergency rooms in the United States. We have experienced rapid growth in recent periods, growing from 14 freestanding facilities at the end of 2012 to 55 freestanding facilities at the end of 2014 and to 62  freestanding facilities as of March 31, 2015. Our facilities are currently located in the Houston, Dallas/Fort Worth, San Antonio and Austin, Texas markets, as well as in the Colorado Springs and Denver, Colorado and Phoenix, Arizona markets. By the end of 2015, we expect to be operating 79 facilities in our target markets.

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

Reimbursement Rates and Acuity Mix

The majority of our net patient revenue is derived from patients with commercial health insurance coverage. The reimbursement rates set by third-party payors tend to be higher for higher acuity visits, reflecting their higher complexity. Consistent with billing practices at all emergency rooms and in light of the fact our facilities are open 24 hours a day, seven days a week and staffed with Board-certified physicians, we bill payors a facility fee, a professional services fee and other related fees. The reimbursement rates we have been able to negotiate have held relatively stable; however, the mix of both acuity and payors can vary period to period, changing the overall blended reimbursement rate. With select payors, we have the ability to make annual increases in our billed amounts. Although we may begin to do so in the near term, we currently do not bill Medicare or Medicaid for the care we provide.

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

Patient service revenue before the provision for bad debt by major payor source for the periods indicated is as follows (in thousands):

	Three months ended
	March 31,
	2015	2014
Third-party payors, including patient portion(1)	$94,279	$43,672
Self-pay	1,623	857
Total all payors	$95,902	$44,529

(1)	Patient portion includes deductibles and co-payments.

Four major third-party payors accounted for 86.2%, and 82.7%, of our patient service revenue for the three months ended March 31, 2015 and 2014, respectively. These same payors also accounted for 80% of our accounts receivable as of March 31, 2015 and December 31, 2014, respectively. The following table presents a breakdown by major payor source of the percentage of net patient revenues for the periods indicated:

	Three months ended
	March 31,
	2015	2014
Payor:
United HealthCare	27.0%	24.5%
Blue Cross Blue Shield	25.6	27.7
Aetna	19.8	19.1
Cigna	13.8	11.4
Other	13.8	17.3
	100.0%	100.0%

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

Self-Pay

Self-pay consists of out-of-pocket payments for treatments by patients not otherwise covered by third-party payors. For the three months ended March 31, 2015 and 2014, self-pay payments accounted for 1.7% and 1.9% of our patient service revenue, respectively.

Charity Care

Charity care consists of the write-off of all charges associated with patients who are treated but do not have commercial insurance or the ability to self-pay. This includes all charges associated with care provided to patients covered by Medicare and/or Medicaid, as we do not currently receive reimbursements under those programs. For the three months ended March 31, 2015 and 2014, charity care write-offs represented 8.8% and 8.2%, of our patient service revenue, respectively.

Key Performance Measures

The key performance measures we use to evaluate our business focus on the number of patient visits, or patient volume, same-store revenue and Adjusted EBITDA. As a result of our strategy of partnering with Dignity Health for Dignity Health Arizona General Hospital, we review unconsolidated facility revenues and also manage our facilities utilizing certain supplemental systemwide growth metrics, including systemwide net patient services revenue and systemwide patient volume.

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

Systemwide Net Patient Services Revenue

The revenues and expenses of equity method facilities are not directly included in our consolidated GAAP results. Only the net income earned from such facilities is reported on a net basis in the line item Equity in net loss of unconsolidated joint venture. Because of this, management supplementally focuses on non-GAAP systemwide results, which measure results from all our facilities, including revenues from our consolidated facilities and our equity method facilities (without adjustment based on our percentage of ownership).

For the three months ended March 31, 2015, systemwide net patient services revenue grew by 116.5% to $84.0 million for the three months ended March 31, 2015, from $38.8 million for the three months ended March 31, 2014.  The growth in systemwide net patient services revenue was due to the impact of increased patient volumes from the expansion of the number of freestanding facilities from 32 to 62, higher acuity levels and annual gross charge increases, coupled with opening Dignity Health Arizona General Hospital, a full service general hospital located in Laveen, Arizona. For the three-months ended March 31, 2015, systemwide patient volume grew by 86.4% to 51,617 compared to 27,698 for the three months ended March 31, 2014.

The following table summarizes our systemwide net patient services revenue for the periods indicated (in thousands):

	Three months ended
	March 31,
	2015	2014
Net Patient Services Revenue:
Consolidated facilities	$80,957	$38,781
Unconsolidated joint venture	3,003	—
Systemwide net patient services revenue	$83,960	$38,781

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

The following table sets forth a reconciliation of our Adjusted EBITDA to net income (loss) using data derived from our condensed consolidated financial statements for the periods indicated (in thousands):

	Three months ended
	March 31,
	2015	2014
Net income (loss)	$ 1,602	($2,767)
Depreciation and amortization	4,756	3,057
Interest expense(a)	3,274	2,206
Provision for income taxes	478	220
Advisory Services Agreement fees and expenses(b)	-	138
Preopening expenses(c)	2,099	1,408
Management recruiting expenses(d)	-	99
Stock compensation expense(e)	549	159
Other(f)	505	572
Total adjustments	11,661	7,859
Adjusted EBITDA	$ 13,263	$ 5,092

(a)	Consists of interest expense and fees of $3.3 million and $2.2 million for the three months ended March 31, 2015 and 2014, respectively.
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
(f)

For the three months ended March 31, 2015, we incurred terminated real-estate development costs totaling $32,000 and costs to develop long-term strategic goals and objectives totaling $0.5 million. For the three months ended March 31, 2014, we incurred terminated real-estate development costs totaling $0.2 million, costs to develop long-term strategic goals and objectives totaling approximately $0.3 million and board fees and travel expenses paid to members of the board of directors totaling approximately $60,000.

Results of Operations

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31,  2014

The following table summarizes our results of operations for the three months ended March 31, 2015 and 2014 (in thousands):

	Three months ended March 31,
					Percentage of
			Change from prior		net patient
			period		service revenue
	2015	2014	$	%	2015	2014
Statement of Operations Data:
Revenue
Patient service revenue	$95,902	$44,529	$51,373	115.4%
Provision for bad debt	(14,945)	(5,748)	(9,197)	160.0
Net patient service revenue	80,957	38,781	42,176	108.8	100%	100%
Management and contract services revenue	496	—	496	-	0.6	-
Total net operating revenue	81,453	38,781	42,672	110.0	100.6	100.0
Equity in loss of unconsolidated joint venture	(694)	—	(694)	-	(0.9)	-
Operating expenses:
Salaries, wages and benefits	48,880	24,980	23,900	95.7	60.4	64.4
General and administrative	10,464	6,220	4,244	68.2	12.9	16.0
Other operating expenses	11,305	4,865	6,440	132.4	14.0	12.5
Depreciation and amortization	4,756	3,057	1,699	55.6	5.9	7.9
Total operating expenses	75,405	39,122	36,283	92.7	93.1	100.9
Income (loss) from operations	5,354	(341)	5,695	(1,670.1)	6.6	(0.9)
Other expense:
Interest expense	(3,274)	(2,206)	(1,068)	48.4	(4.0)	(5.7)
Total other expense	(3,274)	(2,206)	(1,068)	48.4	(4.0)	(5.7)
Income (loss) before provision for income taxes	2,080	(2,547)	4,627	(181.7)	2.6	(6.6)
Provision for income taxes	478	220	258	117.3	0.6	0.6
Net income (loss)	$1,602	$(2,767)	$4,369	(157.9)%	2.0%	(7.1)%

Overall

Our results for the three months ended March 31, 2015 reflect a 110.0% increase in net operating revenue to  $81.5 million and net income of $1.6 million compared to a  net loss of $2.8 million for the three months ended March 31,  2014. The net income is primarily attributable to a $42.7 million increase in net operating revenue, partially offset by increases in salaries, wages and benefits and other costs related to our growth initiatives, interest expense associated with our long-term debt and additional depreciation and amortization expense.

Revenue

Patient Service Revenue

Patient service revenue increased by $51.4 million, or 115.4%, to $95.9 million for the three months ended March 31, 2015, from $44.5 million for the three months ended March 31, 2014. This increase was primarily attributable to a  71.0% increase in patient volumes generated from new facilities, an increase in the number of high acuity patients and annual gross charge increases beginning in late February 2015.

Provision for Bad Debt

Our provision for bad debt increased by $9.2 million to $14.9 million for the three months ended March 31, 2015, from $5.7 million for the three months ended March 31, 2014. Of this increase, $6.2 million was attributable to revenue generated from new facilities and the remainder was attributable to an increase in patient volume coupled with a shift in payor mix from third party payors to patients.

Net Patient Service Revenue

As a result of the factors described above, our net patient service revenue increased by $42.2 million, or 108.8%, to $81.0 million for the three months ended March 31, 2015, from $38.8 million for the three months ended March 31, 2014.

Total Net Operating Revenue

Our consolidated total net operating revenue, which exclude revenues from facilities in which the Company owns a noncontrolling interest, increased $42.7 million, or 110.0%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The increase was primarily attributable to the impact of increased patient volumes from the expansion of the number of freestanding facilities from 32 to 62, higher acuity levels and annual gross charge increases.  Patient volume at our consolidated facilities increased to 46,155 during the three months ended March 31, 2015 from 27,698 during the three months ended March 31, 2014.

Equity in Net Loss of Unconsolidated Joint Venture

The Company recorded $0.7 million in equity in net loss of unconsolidated joint venture for the three months ended March 31, 2015 as a result of entering into a joint venture with Dignity Health in October 2014.

Operating Expenses

Salaries, Wages and Benefits

Salaries, wages and benefits increased by $23.9 million to $48.9 million for the three months ended March 31, 2015, from $25.0 million for the three months ended March 31, 2014. This increase was primarily attributable to an increase in new facilities, which contributed $19.8 million in facility compensation. The remaining $4.1 million increase was primarily attributable to our continued efforts to add staff to support new facility growth.

General and Administrative

General and administrative expenses increased by $4.2 million to $10.5 million for the three months ended March 31, 2015, from $6.2 million for the three months ended March 31, 2014. This increase was primarily attributable to $0.9 million in additional marketing costs associated with opening new facilities and our consumer awareness program, $0.9 million in additional facility utilities and insurance expenses, $0.9 million in legal and accounting expenses associated with opening new facilities, $0.1 million in travel expenses associated with increased headcount and the opening of new facilities outside of the Dallas/Fort Worth market and $1.4 million in other corporate expenses.

Other Operating Expenses

Other operating expenses increased by $6.4 million to $11.3 million for the three months ended March 31, 2015, from $4.9 million for the three months ended March 31, 2014. This increase was primarily attributable to $4.8 million in additional lease costs for buildings and medical equipment at new and existing facilities, $0.2 million increase in lease costs for corporate office space and $0.5 million in property insurance and building maintenance for new and existing facilities. Patient care and supply costs at new facilities contributed $1.4 million in additional expenses, offset by a decrease of $0.5 million at legacy facilities.

Depreciation and Amortization

Depreciation and amortization expenses increased by $1.7 million to $4.8 million for the three months ended March 31, 2015, from $3.1 million for the three months ended March 31, 2014. This increase was primarily attributable to the construction of new facilities that opened during 2014 and 2015, as well as new equipment at those facilities.

Other (Expense) Income

Interest Expense

Interest expense primarily consists of interest on our Senior Secured Credit Facility and on one facility treated as a capital lease. Our interest expense increased by $1.1 million to $3.3 million for the three months ended March 31, 2015, compared to $2.2 million for the three months ended March 31, 2014. This increase was primarily attributable to an increase in borrowings to fund construction and working capital needs of new facilities.

Income Before Provision for Income Taxes

As a result of the factors described above, we recorded income before provision for income taxes of $2.1 million for the three months ended March 31, 2015, compared to a net loss of $2.5 million for the three months ended March 31, 2014.

Provision for Income Taxes

For the three months ended March 31, 2015, we recorded income tax expense of $0.5 million, which consists of $0.3 million of federal income tax expense and Texas margin tax of $0.2 million. Prior to the Reorganization, we were not a federal taxpayer.  Due to the timing of the Company’s initial public offering, federal income taxes were not calculated on activity prior to June 25, 2014. The Company’s effective tax rate for the period subsequent to the Reorganization differs from the statutory rate due primarily to state taxes that are not based on pre-tax income (loss) but on gross margin resulting in state tax expense even in periods of pretax losses.

The Company’s provision for income taxes in interim periods is based on our estimated annual effective tax rate. The estimated annual effective tax rate calculation does not include the effect of discrete events that may occur during the year. The effect of these events, if any, is recorded in the quarter in which the event occurs.

Net Income

As a result of the factors described above, we recorded net income of $1.6 million for the three months ended March 31, 2015, compared to a  net loss of $2.8 million for the three months ended March 31, 2014.

Liquidity and Capital Resources

We rely on cash flows from operations, the Senior Secured Credit Facility and the MPT Agreements (each as described below) as our primary sources of liquidity. In June 2014  we sold 4,900,000 shares of Class A common stock in an initial public offering, resulting in proceeds, net of transaction expenses, of $96.2 million. We used part of the net proceeds from the initial public offering to reduce outstanding borrowings under our senior secured credit facility. An additional 735,000 shares of Class A common stock were sold to the public, of which 313,586 shares were sold by a significant stockholder and 421,414 shares were sold by the Company with the proceeds received by the Company used to purchase an equivalent number of LLC Units from such significant stockholder.

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

Our primary cash needs are construction costs for our new facilities, compensation of our personnel, purchases of medical supplies, facility leases, equipment rentals, marketing initiatives, service of long-term debt and any payments made under the tax receivable agreement.    We believe that cash we expect to generate from operations, the availability of borrowings under the Senior Secured Credit Facility and funds available under the MPT Agreements will be sufficient to meet liquidity requirements, including any payments made under the tax receivable agreement, anticipated capital expenditures and payments due under our Senior Secured Credit Facility and MPT Agreements for at least 12 months.

As of March 31, 2015, our principal sources of liquidity included cash of $13.9 million, funds available under our Senior Secured Credit Facility line of credit of $10.0 million, net of $5.5 million and $0.5 million of outstanding borrowing and letters of credit, respectively, and $60.2 million in funds available under our credit facility. As of March 31, 2015, we also had $12.2 million available under the MPT Agreements.  On April 20, 2015, we entered into an amendment to the Additional MPT Agreement (as described below) which added an additional aggregate funding of $250.0 million.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three months ended
	March 31,
	2015	2014
Net cash used in operating activities	$(11,961)	$(6,963)
Net cash provided by (used in) investing activities	572	(10,181)
Net cash provided by financing activities	23,259	6,776
Net increase (decrease) in cash	$11,870	$(10,368)

Net Cash from Operating Activities

Net cash used in operating activities increased by $5.0 million to $12.0 million for the three months ended March 31, 2015, from $7.0 million used in operating activities for the same period in 2014. This increase was primarily attributable to labor costs on new facilities where revenue is ramping up, equipment lease costs associated with new facilities, new facility preopening expenses, marketing expenses, increases in accounts receivable balances due to increased revenues, restricted cash requirements related to the MPT Agreements and interest payments.

Net Cash from Investing Activities

Net cash provided by investing activities increased by $10.8 million to $0.6 million for the three months ended March 31, 2015, from $10.2 million used by investing activities for the same period in 2014. This increase was primarily attributable to a shift in the mix of the number of facility constructions funded by us versus MPT or other third party developers.

Net Cash from Financing Activities

Net cash provided by financing activities increased by $16.5 million to $23.3 million for the three months ended March 31, 2015, from $6.8 million for the same period in 2014. This increase was primarily attributable to a net increase over the same period in prior year in borrowings under our Senior Secured Credit Facility to finance construction and ongoing operations of new facilities.

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

As a result of our strategy of partnering with Dignity Health for Dignity Health Arizona General Hospital, we do not own a controlling interest in this facility.  At March 31, 2015, we accounted for this joint venture under the equity method.  Similar to our consolidated facilities, this joint venture has debts. With respect to this joint venture, these debts are not included in our consolidated financial statements. At March 31, 2015, the total debt on the balance sheet of the joint venture was approximately $0.3 million. Our ownership in this joint venture was 49.9% at March 31, 2015.

As described above, our unconsolidated joint venture  is structured as an LLC.  This joint venture does not provide financing, liquidity, or market or credit risk support for us.

Obligations and Commitments

The following is a summary of our contractual obligations as of March 31, 2015 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$ 130,156	$ 1,324	$ 9,713	$ 119,119	$ -
Capital lease obligations(1)	8,100	392	1,076	1,120	5,512
Operating lease obligations	257,383	21,230	51,409	37,553	147,191
Total	$ 395,639	$ 22,946	$ 62,198	$ 157,792	$ 152,703

(1)	Includes amounts representing interest.

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

On March 31, 2014, we amended the Facility to, among other things, increase the maximum aggregate amount permitted to be funded by Medical Properties Trust (“MPT”) under the MPT Agreements  (as defined below) to $255.0 million.

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

Borrowings under the Facility bear interest, at our option, at a rate equal to an applicable margin over (a) a base rate determined by reference to the highest of (1) the prime rate, (2) the federal funds effective rate plus 0.50% and (3) LIBOR for an interest period of one month plus 1%, or (b) LIBOR for the applicable interest period. The margin for the Senior Secured Credit Facility is 6.50% in the case of base rate loans and 7.50% in the case of LIBOR loans. The Facility includes an unused line fee of 0.50% per annum on the revolving commitment and delayed draw term loan commitment, a draw fee of 1.0% of the principal amount of each borrowing on the delayed draw term loan and an annual Agency fee of $0.1 million. As of March 31, 2015, we had $56.2 million and approximately $4.0 million available under the delayed draw term commitment and the revolving commitment, respectively.

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

The Senior Secured Credit Facility contains certain affirmative covenants, negative covenants, and financial covenants, which are measured on a quarterly basis. As of March 31, 2015, we were in compliance with all covenant requirements.

Capital Lease Obligations

Assets under capital leases totaled approximately $4.2 million as of March 31, 2015, and were included within the buildings component of net property and equipment. Accumulated amortization associated with these capital lease assets totaled approximately $0.4 million for the three months ended March 31, 2015.

Operating Lease Obligations

We lease certain medical facilities and equipment under various non-cancelable operating leases. In June 2013, we entered into a Master Funding and Development Agreement (the “Initial MPT Agreement”) with an affiliate of Medical Properties Trust (“MPT) to fund future facilities. Pursuant to the Initial MPT Agreement, MPT will acquire parcels of land, fund the ground-up construction of new freestanding emergency room facilities and lease the facilities to us upon completion of construction. Under the terms of the agreement, MPT is required to fund all hard and soft costs, including the project purchase price, closing costs and pursuit costs for the assets relating to the construction of up to 25 facilities with a maximum aggregate funding of $100.0 million.  The maximum aggregate funding has been met. Each completed project will be leased for an initial term of 15 years, with three five-year renewal options. We follow the guidance in Accounting Standards Codification, or ASC, 840, Leases, and ASC 810, Consolidation, in evaluating the lease as a build-to-suit lease transaction to determine whether we would be considered the accounting owner of the facilities during the construction period. In applying the accounting guidance, we concluded that one facility completed in 2013 under this arrangement qualified for capitalization.

In July 2014, we entered into an additional Master Funding and Development Agreement (the “Additional MPT Agreement” and, together with the Initial MPT Agreement, the “MPT Agreements”) with MPT to fund future new freestanding emergency rooms and hospitals. This agreement is separate from and in addition to our Initial MPT Agreement. The new agreement allows a maximum aggregate funding of $150.0 million, of which $12.2 million remained available as of March 31, 2015. All other material terms remain consistent with the Initial MPT Agreement.  On April 20, 2015, the Company entered into an amendment to the Additional MPT Agreement which adds an additional aggregate funding of $250.0 million, increasing the maximum aggregate funding under all of the MPT Agreements to $505.0 million.  All newly constructed facilities under the MPT Agreements will have initial terms of 15 years, with three five-year renewal options.

In addition to the MPT Agreements, the Company has entered into similar agreements with certain developers to fund and lead the development efforts on the construction of future facilities. As of March 31, 2015, the Company had total receivables of $9.5 million from the lessor to the MPT Agreements and certain developers for soft costs incurred for facilities currently under development.

We lease approximately 80,000 square feet for our corporate headquarters. Lease expense associated with this lease was $0.4 million for the three months ended March 31, 2015.

Capital Expenditures

Our current plans for our business contemplate capital expenditures to expand our operations. The MPT Agreements will be used to fund a significant portion of our new facilities. We typically incur approximately $0.2 million in capital expenditures related to each MPT-funded facility. Facilities funded under the MPT Agreements will be operating leases and thus not considered a capital expenditure.

The table below provides our total capital expenditures for the period  (in thousands):

	Three months ended
	March 31,
	2015	2014
Leasehold improvements	$198	$7,045
Computer equipment	447	545
Medical equipment	239	449
Office equipment	736	735
Automobiles	—	—
Land	—	1,518
Buildings	—	5
	$1,620	$10,297

New Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2018. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

For a discussion of our critical accounting estimates, see the Part II., Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. There have been no material changes in our critical accounting policies since December 31, 2014.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risks related to changes in variable interest rates. As of March 31, 2015, we had $130.2 million of indebtedness (excluding capital leases) which is at variable interest rates. In seeking to reduce the risks and costs associated with such activities, we manage exposure to changes in interest rates primarily through the use of derivatives. As of March 31, 2015, we have hedged the variable interest rate risk with an interest rate cap covering approximately 30.0% of our indebtedness. We do not use financial instruments for trading or other speculative purposes, nor do we use leveraged financial instruments.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information contained in this Quarterly Report on Form 10-Q, the risks and uncertainties that we believe could materially affect our business, financial condition or future results and are most important for you to consider are discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.  Additional risks and uncertainties which are not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also materially and adversely affect any of our business , financial position or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADEPTUS HEALTH INC.

Date: May 1, 2015	/s/ Timothy L. Fielding
Timothy L. Fielding
(Chief Financial Officer and Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1

Amendment to Master Funding and Development Agreement, dated as of April 20, 2015, between MPT Operating Partnership, L.P., Adeptus Health LLC and the other signatories party thereto  (incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-1 (File No. 333-203652) filed with the SEC on April 27, 2015).

10.2†	Form of Amendment No. 1 to Messrs. Hall’s, Cherrington’s and Fielding’s Amended and Restated Restricted Units Agreements

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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