Form 10-Q
period 2015-06-30
Adeptus Health Inc.
filed 2015-07-31
CIK 1602367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding was 11,563,069 as of July 20, 2015.  The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding was 9,208,227 as of July 20, 2015.

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

On June 30, 2014, we completed our initial public offering of 5,321,414 shares of our Class A common stock at a price to the public of $22.00 per share and received net proceeds of approximately $96.2 million, after deducting underwriting discounts and commissions and offering expenses. We used the net proceeds from the initial public offering to purchase limited liability company units of Adeptus Health LLC, or LLC Units, from Adeptus Health LLC. Adeptus Health LLC used the proceeds it received as a result of our purchase of LLC Units to cause First Choice ER, LLC to reduce outstanding borrowings under its senior secured credit facility, to make a $2.0 million one-time payment to an affiliate of a significant stockholder in connection with the termination of an advisory services agreement and for general corporate purposes. An additional 313,586 shares were also sold by an affiliate of a significant stockholder.

On May 11, 2015, we completed a public offering of 1,572,296 shares of our Class A common stock at a price to the public of $63.75 per share and received net proceeds of approximately $94.5 million, after deducting underwriting discounts and commissions and offering expenses. We used the net proceeds from the offering to purchase, for cash, 1,572,296 LLC Units. An additional 842,704 shares were also sold by an affiliate of a significant stockholder.

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

There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Such risks, uncertainties and other important factors that could cause actual results to differ include, among others, the risks, uncertainties and factors set forth under Part I., Item 1A.“Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, subsequent filings and in this report, as such risk factors may be updated from time to time in our periodic filings with the SEC, and are accessible on the SEC’s website at www.sec.gov, and also include the following:

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
•

We will be required to have our internal controls over financial reporting audited starting with our annual report for the year ended December 31, 2015 and we may not be able to comply with the applicable requirements for the audited period;

•

Upon consummation of a secondary offering scheduled to close in August 2015, affiliates of Sterling Partners will no longer have consent rights with respect to certain significant corporate actions, including the hiring and firing of our chief executive officer, any change in control and any significant acquisitions, divestitures and equity issuances; and

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Adeptus Health Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30,	December 31,
	2015	2014
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$46,129	$2,002
Restricted cash	7,804	4,795
Accounts receivable, less allowance for doubtful accounts of $34,892 and $13,068, respectively	46,338	37,422
Other receivables and current assets	19,428	17,137
Medical supplies inventory	3,607	4,287
Total current assets	123,306	65,643
Property and equipment, net	74,525	93,892
Investment in unconsolidated joint ventures	41,610	2,100
Deposits	722	1,772
Deferred tax assets	70,577	34,084
Intangibles, net	19,125	20,015
Goodwill	61,009	61,009
Other long-term assets	4,423	4,303
Total assets	$395,297	$282,818
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$21,280	$25,420
Accrued compensation	13,057	13,521
Current maturities of long-term debt	3,759	1,816
Current maturities of capital lease obligations	91	81
Deferred rent	769	607
Total current liabilities	38,956	41,445
Long-term debt, less current maturities	151,166	104,982
Payable to related parties pursuant to tax receivable agreement	71,604	30,039
Capital lease obligations, less current maturities	4,007	4,056
Deferred rent	2,928	2,416
Total liabilities	268,661	182,938
Commitments and contingencies
Shareholders' equity
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized and zero shares issued and outstanding at June 30, 2015	—	—
Class A common stock, par value $0.01 per share; 50,000,000 shares authorized, 11,563,069 and 9,845,016 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	116	98
Class B common stock, par value $0.01 per share; 20,000,000 shares authorized, 9,208,227 and 10,781,153 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	92	108
Additional paid-in capital	51,698	51,238
Accumulated other comprehensive loss	(91)	(74)
Retained earnings (deficit)	4,912	(3,351)
Total shareholders' equity	56,727	48,019
Non-controlling interest	69,909	51,861
Total equity	126,636	99,880
Total liabilities and shareholders' equity	$395,297	$282,818

The accompanying notes are an integral part of these unaudited financial statements.

Adeptus Health Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue:
Patient service revenue	$104,363	$51,946	$200,265	$96,475
Provision for bad debt	(17,514)	(7,708)	(32,459)	(13,456)
Net patient service revenue	86,849	44,238	167,806	83,019
Management and contract services revenue	2,738	—	3,234	—
Total net operating revenue	89,587	44,238	171,040	83,019
Equity in earnings of unconsolidated joint ventures	3,621	—	2,927	—
Operating expenses:
Salaries, wages and benefits	51,124	29,478	100,004	54,458
General and administrative	11,370	11,302	21,834	17,522
Other operating expenses	12,541	5,137	23,846	10,002
Depreciation and amortization	4,523	3,393	9,279	6,450
Total operating expenses	79,558	49,310	154,963	88,432
Income (loss) from operations	13,650	(5,072)	19,004	(5,413)
Other income (expense):
Gain on contribution to joint venture	24,250	—	24,250	—
Interest expense	(3,898)	(4,319)	(7,172)	(6,525)
Total other income (expense)	20,352	(4,319)	17,078	(6,525)
Income (loss) before provision for income taxes	34,002	(9,391)	36,082	(11,938)
Provision for income taxes	6,328	38	6,806	170
Net income (loss)	27,674	(9,429)	29,276	(12,108)
Less: Net income (loss) attributable to non-controlling interest	17,040	(7,413)	18,048	(10,092)
Net income (loss) attributable to Adeptus Health Inc.	$10,634	$(2,016)	$11,228	$(2,016)
Net income (loss) per share of Class A common stock:
Basic	$0.97	$(0.21)	$1.08	$(0.21)
Diluted	$0.97	$(0.21)	$1.08	$(0.21)
Weighted average shares of Class A common stock:
Basic	10,953,138	9,809,160	10,432,882	9,809,160
Diluted	10,953,138	9,809,160	10,432,882	9,809,160

The accompanying notes are an integral part of these unaudited financial statements.

Adeptus Health Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Adeptus Health Inc.		Non-controlling Interest		Total
	Three months ended June 30,		Three months ended June 30,		Three months ended June 30,
	2015	2014	2015	2014	2015	2014
Net income (loss)	$10,634	$(2,016)	$17,040	$(7,413)	$27,674	$(9,429)
Other comprehensive loss, net of tax:
Unrealized loss on interest rate contract	(3)	(47)	—	—	(3)	(47)
Comprehensive income (loss)	$10,631	$(2,063)	$17,040	$(7,413)	$27,671	$(9,476)

	Adeptus Health Inc.		Non-controlling Interest		Total
	Six months ended June 30,		Six months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014	2015	2014
Net income (loss)	$11,228	$(2,016)	$18,048	$(10,092)	$29,276	$(12,108)
Other comprehensive loss, net of tax:
Unrealized loss on interest rate contract	(17)	(65)	—	—	(17)	(65)
Comprehensive income (loss)	$11,211	$(2,081)	$18,048	$(10,092)	$29,259	$(12,173)

The accompanying notes are an integral part of these unaudited financial statements.

Adeptus Health Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Adeptus Health Inc.
							Accumulated
					Additional	Retained	Other	Total	Non-
	Class A shares		Class B shares		Paid-in	Earnings/	Comprehensive	Shareholders'	Controlling	Total
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Loss	Equity	Interest	Equity

Balance, December 31, 2014	9,845,016	$98	10,781,153	$108	$51,238	$(3,351)	$(74)	$48,019	$51,861	$99,880
Issuance of Class A restricted stock	145,757	2	—	—	(2)	—	—	—	—	—
Issuance of Class A common stock	1,572,296	16	—	—	94,454	—	—	94,470	—	94,470
Purchase of Class B common stock	—	—	(1,572,926)	(16)	(94,454)	—	—	(94,470)	—	(94,470)
Stock-based compensation	—	—	—	—	1,157	—	—	1,157	—	1,157
Effects of Tax Receivable Agreement	—	—	—	—	(695)	—	—	(695)	—	(695)
Tax distribution to LLC Unit holders	—	—	—	—	—	(2,965)	—	(2,965)	—	(2,965)
Unrealized loss on interest rate contract	—	—	—	—	—	—	(17)	(17)	—	(17)
Net income	—	—	—	—	—	11,228	—	11,228	18,048	29,276
Balance, June 30, 2015	11,563,069	$116	9,208,227	$92	$51,698	$4,912	$(91)	$56,727	$69,909	$126,636

The accompanying notes are an integral part of these unaudited financial statements.

Adeptus Health Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six months ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$29,276	$(12,108)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss from the disposal or impairment of assets	68	2
Depreciation and amortization	9,279	6,450
Deferred tax benefit	4,377	—
Amortization of deferred loan costs	468	453
Provision for bad debts	32,459	13,456
Gain on contribution to unconsolidated joint venture	(24,250)
Equity in earnings of unconsolidated joint ventures	(2,927)	—
Stock-based compensation	1,157	338
Changes in operating assets and liabilities:
Restricted cash	(3,009)	(3,901)
Accounts receivable	(41,375)	(20,443)
Other receivables and current assets	(951)	1,334
Medical supplies inventory	(160)	(1,006)
Other long-term assets	(110)	28
Accounts payable and accrued expenses	(4,140)	3,770
Accrued compensation	(464)	3,820
Deferred rent	1,377	1,096
Net cash provided by (used in) operating activities	1,075	(6,711)
Cash flows from investing activities:
Deposits	985	(239)
Proceeds from sale of property and equipment	1,527	2,003
Capital expenditures	(3,270)	(22,020)
Net cash used in investing activities	(758)	(20,256)
Cash flows from financing activities:
Proceeds from public offerings, net of underwriters fees and expenses	94,470	96,226
Purchase of limited liability units from LLC Unit holders	(94,470)	—
Proceeds from long-term borrowings	54,000	93,955
Payment of deferred loan costs	(495)	(591)
Payments on borrowings	(6,691)	(69,377)
Payment of capital lease obligations	(39)	(23)
Payment of dividends	—	(60,000)
Tax distribution to LLC Unit holders	(2,965)	(9)
Contribution from original owner	—	167
Net cash provided by financing activities	43,810	60,348
Net increase in cash	44,127	33,381
Cash, beginning of period	2,002	11,495
Cash, end of period	$46,129	$44,876

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

Adeptus Health LLC is a leading patient-centered healthcare organization expanding access to the highest quality emergency medical care through its network of freestanding emergency rooms and partnerships with premier healthcare providers.  In Texas, Adeptus Health or its predecessors began operations in 2002 and owns and operates First Choice Emergency Room.  In Colorado, in partnership with University of Colorado Health, Adeptus Heath operates UCHealth Emergency Rooms.  Together with Dignity Health, the Company also owns and operates Dignity Health Arizona General Hospital and freestanding emergency rooms in Arizona.  First Choice Emergency Room is the largest network of independent freestanding emergency rooms in the United States, delivering both major and minor emergency medical services for adult and pediatric patients. First Choice Emergency Room has experienced rapid growth in recent periods, growing from 14 freestanding facilities at the end of 2012 to 55 freestanding facilities at the end of 2014, and to 68 freestanding facilities at June 30, 2015. The Company’s facilities are currently located in Houston, Dallas/Fort Worth, San Antonio and Austin, Texas.  In Colorado, facilities are located in Colorado Springs and Denver.  In Arizona, Dignity Health Arizona General Hospital, a full service general hospital, along with a freestanding emergency room are located in the Phoenix, Arizona market.

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

In May 2015, an existing stockholder of ADPT (the “Selling Stockholder”) and the Company sold 750,329 and 1,349,671 shares, respectively, of the Company’s Class A common stock in an underwritten public offering at a price of $63.75 per share.  In connection with the offering, the underwriters exercised in full their option to purchase an additional 222,625 from the Company and 92,375 from the Selling Stockholder.  As a result, the total offering size was 2,415,000 shares of common stock.  The Company used the net proceeds from its issuance of and sale of Class A common stock, par value $0.01 per share, to purchase, for cash, 1,572,296 limited liability company units of Adeptus

Adeptus Health Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Health LLC, its direct subsidiary, from certain of the unit holders of Adeptus Health LLC, including certain of its directors and executive officers.  The Company did not receive any of the proceeds from the sale of shares of common stock of the Company by the Selling Stockholder.

The Company consolidates the financial results of Adeptus Health LLC and its subsidiaries and records non-controlling interest for the economic interest in Adeptus Health LLC held by the non-controlling unit holders. The non-controlling interest ownership percentage as of June 30, 2015 was 44.3%.

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

Adeptus Health Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All of the Company’s revenue for the three and six months ended June 30, 2015 was earned in the United States.

Cash and Cash Equivalents and Concentrations of Risk

The Company includes all securities with a maturity date of six months or less at date of purchase as cash equivalents. The Company currently has no cash equivalents. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant risk related to uninsured bank deposits.

Restricted Cash

The Company is required to restrict cash for letters of credit related to the Master Funding and Development Agreements, as amended, for the first $250.0 million in facility fundings. See Note 11 (Commitments and Contingencies) for more information. Each letter of credit is issued in an amount equal to approximately 50% of one year's base rent relating to completed facilities. As of June 30, 2015 and December 31, 2014, total restricted cash was $7.8 million and $4.8 million, respectively.

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

With respect to management and contract service revenues, amounts are recognized as services are provided. The Company is party to two management services agreements under which it provides management services to a hospital facility and freestanding emergency room facilities. As compensation for these services, the Company charges the managed entities a management fee based on a fixed percentage of each entity’s net revenue. The Company also holds minority ownership in these entities.

Adeptus Health Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net patient service revenue by major payor source for the three and six months ended June 30, 2015 and 2014 were as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Medicare	$—	$—	$—	$—
Medicaid	—	—	—	—
Commercial	92,619	44,717	178,238	81,532
Self-pay	2,360	894	3,990	1,752
Other	9,384	6,335	18,037	13,191
Patient Service Revenue	104,363	51,946	200,265	96,475
Provision for bad debt	(17,514)	(7,708)	(32,459)	(13,456)
Net Patient Service Revenue	$86,849	$44,238	$167,806	$83,019

The Company receives payments from third-party payors that have contracts with the Company in Texas and Colorado prior to the contribution of its Colorado facilities to University of Colorado Health (UCHealth) as further described in footnote 4. As of June 30, 2015, the Company has a contract with Blue Cross Blue Shield of Texas and two MultiPlan arrangements whereby the Company accesses a number of third-party payors at in-network rates. Four major third-party payors accounted for 85.1%, 82.0%, 85.6% and 84.6% of patient service revenue for the three and six months ended June 30, 2015 and 2014, respectively. These same payors also accounted for 77.2%  and 80.0% of accounts receivable as of June 30, 2015 and December 31, 2014, respectively. The following table sets forth the percentage of patient service revenue earned by major payor source:

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Payor:
United HealthCare	30.9%	23.7%	28.9%	24.1%
Blue Cross Blue Shield	21.1	27.8	23.2	28.0
Aetna	19.5	18.6	19.7	18.8
Cigna	13.6	11.9	13.8	13.7
Other	14.9	18.0	14.4	15.4
	100.0%	100.0%	100.0%	100.0%

Accounts receivable are reduced by an allowance for doubtful accounts. In establishing the Company's allowance for doubtful accounts, management considers historical collection experience, the aging of the account, the payor classification, and patient payment patterns. Amounts due directly from patients represent the Company's highest collectability risk. There were not any significant changes in the estimates or assumptions underlying the calculation of the allowance for doubtful accounts for the three and six months ended June 30, 2015 and 2014.

The Company writes off as bad debt expense uncollectible accounts receivable arising from patient responsibility after all collection efforts have been exhausted and it has been determined such accounts will not be collected. Bad debt write-offs of approximately $8.6 million, $2.5 million, $10.6 million and $5.4 million were recorded for the three and six months ended June 30, 2015, and 2014, respectively.

Adeptus Health Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company treats anyone that is emergent, including patients that may be eligible for Medicare or Medicaid. These services are provided at no charge to the patient. Total charity care was approximately 9.0%,  7.7%,  8.9% and 7.9% of patient service revenue for the three and six months ended June 30, 2015 and 2014, respectively.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense for the three and six months ended June 30, 2015 and 2014, was approximately $0.9 million, $0.7 million, $2.3 million and $1.8 million, respectively, and is included as a component of general and administrative expenses within the unaudited condensed consolidated statements of operations.

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

Fair Value of Financial Instruments

The carrying amounts of the Company's financial instruments, including cash, receivables, accounts payable and accrued liabilities approximate their fair value due to their relatively short maturities. At June 30, 2015 and December 31, 2014, the carrying value of the Company's long-term debt was based on the current interest rates and approximates its fair value.

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

Adeptus Health Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Lease Accounting

The Company determines whether to account for its facility leases as operating or capital leases depending on the underlying terms of the lease agreement. This determination of classification is complex and requires significant judgment relating to certain information including the estimated fair value and remaining economic life of the facilities, the Company's cost of funds, minimum lease payments and other lease terms. The lease rates under the Company's lease agreements are subject to certain conditional escalation clauses that are recognized when probable or incurred and are based on changes in the consumer price index or certain operational performance measures. As of June 30, 2015, the Company leased 67 facilities, 66 of which the Company classified as operating leases and one of which the Company classified as a capital lease.

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

Estimated taxes of approximately $6.3 million, $0.04 million, $6.8 million and $0.2 million are included in the provision for income taxes in the financial statements for the three and six months ended June 30, 2015 and 2014, respectively. The Company's estimate of the potential outcome of any uncertain tax positions is subject to management's

Adeptus Health Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

assessment of relevant risks, facts, and circumstances existing at that time. The Company uses a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

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

Variable Interest Entities

The Company follows the guidance in ASC 810-10-15-14-in order to determine if we are the primary beneficiary of a variable interest entity (“VIE”) for financial reporting purposes.  We consider whether we have the power to direct the activities of the VIE that most significantly impact the economic performance of the VIE and whether we have the obligation to absorb losses or the right to receive returns that would be significant to the VIE. We consolidate a VIE when we are the primary beneficiary of the VIE. At June 30, 2015, the Company determined that it has one joint venture interest which it considers a VIE for which we are not the primary beneficiary.  Accordingly, we account for this investment in joint venture using the equity method.

Investment in Unconsolidated Joint Ventures

Investments in unconsolidated companies in which the Company exerts significant influence but does not control or otherwise consolidate are accounted for using the equity method. As of June 30, 2015, the Company accounted for 13 freestanding facilities associated with our joint venture with University of Colorado Health and our Arizona hospital and its freestanding facility associated with our joint venture with Dignity Health using the equity method. The Company has an ownership interest of 49.9% in each joint venture.

These investments are included as investment in unconsolidated joint ventures in the accompanying unaudited condensed consolidated balance sheets.

Equity in earnings of unconsolidated joint ventures consists of (i) the Company’s share of the income (loss) generated from its non-controlling equity investment in one full-service healthcare hospital facility and freestanding emergency room in Arizona, and (ii) the Company’s preferred return and its share of the income (loss) generated from its non-controlling equity investment in 13 freestanding emergency rooms in Colorado. Because the operations are central to the Company’s business strategy, equity in earnings of unconsolidated joint ventures is classified as a component of operating income in the accompanying unaudited condensed consolidated statements of operations. The Company has contracts to manage the facilities, which results in the Company having an active role in the operations of the facilities and devoting a significant portion of its corporate resources to the fulfillment of these management responsibilities.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it

Adeptus Health Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

becomes effective. The new standard will become effective for the Company on January 1, 2018. Early application is permitted to the original effective date of January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation: Amendments to the Consolidation Analysis” (Topic 810). This standard modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2015 and requires either a retrospective or a modified retrospective approach to adoption. Early adoption is permitted.  We are currently evaluating the potential impact of this standard on our consolidated financial position, results of operations and cash flows.

In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs" (Subtopic 835-30), which changes the presentation of debt issuance costs in financial statements. ASU No. 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. ASU No. 2015-03 is effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The new guidance will be applied retrospectively to each prior period presented. The Company will implement the provisions of ASU 2015-03 as of January 1, 2016.

We do not believe any other recently issued, but not yet effective, revisions to authoritative guidance will have a material effect on our condensed consolidated financial position, results of operations or cash flows.

NOTE 3—PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2015	2014
Leasehold improvements	$72,464	$77,354
Computer equipment	4,286	3,700
Medical equipment	3,959	4,213
Office equipment	4,533	4,307
Automobiles	243	243
Land	6,758	8,276
Construction in progress	518	8,835
Buildings	4,667	4,667
	97,428	111,595
Less accumulated depreciation	(22,903)	(17,703)
Property and equipment, net	$74,525	$93,892

Assets under capital leases totaled approximately $4.2 million as of June 30, 2015 and December 31, 2014, respectively, and were included within the buildings component of net property and equipment. Accumulated depreciation associated with these capital lease assets totaled approximately $0.4 million and $0.3 million as of June 30, 2015 and December 31, 2014, respectively.

Adeptus Health Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

On October 22, 2014, the Company announced its expansion into Arizona through a joint venture with Dignity Health, one of the nation’s largest health systems. The partnership started with Dignity Health Arizona General Hospital, a full-service healthcare hospital facility in Laveen, Arizona, and includes providing for additional access to emergency medical care in the Phoenix area.  Dignity Health Arizona General Hospital is a full-service healthcare hospital facility, licensed by the state as a general hospital. Spanning 39,000 square-feet, the hospital has 16 inpatient rooms, two operating rooms for inpatient and outpatient surgical procedures, an emergency department, a high-complexity laboratory and a full radiology suite. Patients have full access to the Dignity Health area facilities and physicians, and the hospital will provide Phoenix-area residents with 24/7 access to emergency medical care.

During the quarter ended June 30, 2015, the Company grew its existing partnership with Dignity Health in Arizona with the opening of a freestanding facility in Arizona.

On April 21, 2015, the Company announced the formation of a joint venture with University of Colorado Health (UCHealth) to enhance access to emergency medical care in Colorado.  Under the joint venture, UCHealth will hold a controlling interest in the Company’s freestanding emergency rooms and future facilities throughout Colorado Springs, northern Colorado and the Denver Metro area.

The Company contributed the 12 existing freestanding emergency rooms it held in Colorado and the related business associated with these facilities to the joint venture.  The contribution of the controlling interest in these facilities and their operations was deemed a change of control for accounting purposes, and as such, the Company has recorded a gain of $24.3 million on the contribution of the previously fully owned facilities during the quarter ended June 30, 2015.

Pursuant to the terms of the joint venture agreement, the Company receives an annual preferred return up to a specified amount on its investment in the joint venture prior to proportionate distributions to the partners.

The Company accounts for these joint ventures under the equity method of accounting as an investment in unconsolidated joint ventures, as the Company’s level of influence is significant but does not reach the threshold of controlling the entity.

The following summarizes the unaudited results of operations of our equity method investees, which represents 100% of their activities for the periods presented  (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Statement of Operations Data:
Net patient service revenue	17,659	—	20,662		—
Total operating expenses	14,632	—	19,026		—
Net income	$3,027	$—	$1,636	$

Adeptus Health Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes the change in goodwill during the six months ended June 30, 2015 (in thousands):

Balance at December 31, 2014	$61,009
Adjustments	—
Balance at June 30, 2015	$61,009

The following table summarizes the change in intangible assets during the six months ended June 30, 2015 (in thousands):

	Noncompete	Trade	Domain
	Agreements	Names	Names	Total
Balance at December 31, 2014	$3,115	$9,300	$7,600	$20,015
Additions	—	—	—	—
Amortization	(890)	—	—	(890)
Balance at June 30, 2015	$2,225	$9,300	$7,600	$19,125

NOTE 6—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

As of June 30, 2015, the Company maintained one interest rate cap agreement with notional amount totaling $37.5 million. This agreement has the economic effect of capping the LIBOR variable component of the Company's interest rate at a maximum of 3.00% on an equivalent amount of the Company's Term Loan debt. The cap agreement was entered into in November 2013 at a cost of $0.09 million and expires on November 30, 2016. This cap agreement is designated as a cash flow hedge and, as a result, changes in the fair values of this cap agreement are reported in other comprehensive income. As of June 30, 2015, approximately $0.1 million of deferred losses on derivative instruments are included in other comprehensive income. The cap agreement does not contain credit-risk contingent features.

The following table summarizes the Company's derivative instruments (in thousands):

		June 30,	December 31,
		2015	2014
	Balance Sheet Location	Fair Value	Fair Value
Derivative designated as hedging instruments
Interest rate contracts	Other long-term assets	$1	$19

NOTE 7—ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2015	2014
Accounts payable	$8,351	$14,133
Accrued expenses	5,236	4,431
Accrued tax distribution to LLC Unit holders	4,246	4,246
Other	3,447	2,610
Total accounts payable and accrued expenses	$21,280	$25,420

Adeptus Health Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—DEBT

The components of debt consisted of the following (in thousands):

	June 30,	December 31,
	2015	2014
Term loan	$75,000	$75,000
Delayed draw term loan	79,000	25,000
Revolving credit	—	5,500
Other financing agreements	925	1,298
	154,925	106,798
Less current maturities	(3,759)	(1,816)
	$151,166	$104,982

On October 31, 2013, the Company entered into a Senior Secured Credit Facility (the “Facility”) for a $75.0 million term loan which matures on October 31, 2018. The Facility includes an additional $165.0 million delayed draw term loan commitment, which expired in April 2015, and a $10.0 million revolving commitment that matures on October 31, 2018. All of the Company's assets are pledged as collateral under the Facility. The borrowing under the Facility is used by the Company to provide financing for working capital, capital expenditures and for new facility expansion and replaced the Company's existing credit facility.

On March 31, 2014, the Company amended the Facility to, among other things, increase the maximum aggregate amount permitted to be funded by Medical Properties Trust (“MPT”) under the MPT Agreements to $250.0 million. See Note 11 (Commitments and Contingencies) for more information.

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

On April 20, 2015, the Company amended the Facility to, among other things, increase the maximum aggregate amount permitted to be funded by MPT under the MPT Agreements to $500.0 million.

Borrowings under the Facility bear interest, at our option, at a rate equal to an applicable margin over (a) a base rate determined by reference to the highest of (1) the prime rate, (2) the federal funds effective rate plus 0.50% and (3) LIBOR for an interest period of one month plus 1%, or (b) LIBOR for the applicable interest period. The margin for the Facility is 6.50% in the case of base rate loans and 7.50% in the case of LIBOR loans. The Facility includes an unused line fee of 0.50% per annum on the revolving commitment and delayed draw term loan commitment, a draw fee of 1.0% of the principal amount of each borrowing on the delayed draw term loan and an annual Agency fee of $0.1 million. In April 2015, the Company drew $30.0 million on the delayed draw term loan prior to its expiration. At December 31, 2014, the Company had $80.2 million available under the delayed draw term commitment. The Company had approximately $9.5 million and $4.0 million available under the revolving commitment at June 30, 2015 and December 31, 2014, respectively.

The original principal amount of the term loan requires quarterly installments of $0.5 million on the last day of each fiscal quarter commencing with the fiscal quarter ending December 31, 2015 and escalating to $0.9 million for each fiscal quarter ending after December 31, 2016. The delayed draw term loan requires quarterly installments in an amount based on the repayment calculation contained in the Facility on the last day of each fiscal quarter commencing with the

Adeptus Health Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

fiscal quarter ending December 31, 2015. The Company is required to repay the aggregate principal amount of all revolving loans outstanding on the maturity date, October 31, 2018.

The Facility contains certain affirmative covenants, negative covenants, and financial covenants which are measured on a quarterly basis. As of June 30, 2015, the Company was in compliance with all covenant requirements.

In June 2015, the Company entered into a twelve month finance agreement totaling approximately $0.8 million, with a fixed interest rate of 3.5%, to finance the renewal of certain insurance policies. In 2014, the Company entered into finance agreements totaling approximately $1.9 million to finance the renewal of certain insurance policies. The finance agreements have fixed interest rates ranging between 2.49% and 3.25% with principal being repaid over 9 to 11 months. In October 2013, the Company renewed certain insurance policies and entered into a finance agreement totaling approximately $0.8 million. The finance agreement has a fixed interest rate of 1.93% with principal being repaid over 9 months.

NOTE 9—TRANSACTIONS WITH RELATED PARTIES

The Company made payments to a significant shareholder of the Company for management services and reimbursement of certain expenses related to an advisory services agreement. The total amount paid to this related party was approximately $2,000,  $25,000,  $4,000 and $0.6 million for the three and six months ended June 30, 2015 and 2014, respectively.  In connection with the consummation of the initial public offering, the advisory services agreement was terminated and the Company paid a one-time termination payment fee of $2.0 million in July 2014.

The Company made payments for contractor services to various related-party vendors, which totaled approximately $9,000,  $14,000,  $19,000 and $30,000 for the three and six months ended June 30, 2015 and 2014, respectively.

We entered into a license and master services agreement with IO Phoenix One, LLC, or IO, an affiliate of a significant shareholder on November 22, 2013, pursuant to which IO stores and maintains our data centers and modules at its Phoenix, Arizona location. We pay approximately $7,000 per month in license fees with an initial term of 36 months.

NOTE 10—EMPLOYEE BENEFIT PLANS

The Company provides a 401(k) savings plan to all employees who have met certain eligibility requirements, including performing one month of service with the Company. The 401(k) plan permits matching and discretionary employer contributions. During the six months ended June 30, 2015 and 2014, the Company contributed approximately $0.9 million and $0.5 million to the 401(k) Plan for 2014 and 2013 matching contributions, respectively.

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

Insurance Arrangements

The Company is self-insured for employee health benefits. Accruals for losses are provided based upon claims experience and actuarial assumptions, including provisions for incurred but not reported losses. At both June 30, 2015

Adeptus Health Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and December 31, 2014, the Company has an accrual of approximately $0.7 million for incurred but not reported claims, which is included in accrued compensation within the condensed consolidated balance sheets.

The Company is insured for worker's compensation claims up to $1.0 million per accident and per employee with a policy limit of $1.0 million. The Company submits periodic payments to its insurance broker based upon estimated payroll. Worker's compensation expense for the three and six months ended June 30, 2015 and 2014 was approximately $0.1 million, $0.1 million, $0.1 million and $0.2 million. The Company is insured for professional liability claims up to $1.0 million per incident and $3.0 million per facility with an aggregate policy limit of $20.0 million.

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

On April 20, 2015, the Company entered into an amendment to the Additional MPT Agreement which adds an additional aggregate funding of $250.0 million, increasing the maximum aggregate funding under all of the MPT Agreements to $500.0 million. All newly constructed facilities under the MPT Agreements will have initial terms of 15 years, with three five-year renewal options.

In addition to the MPT Agreements, the Company has entered into similar agreements with certain developers to fund and lead the development efforts on the construction of future facilities. As of June 30, 2015, the Company had total receivables of $10.0 million from the lessor to the MPT agreements and certain other developers for soft costs incurred for facilities currently under development.

The Company leases approximately 80,000 square feet for its corporate headquarters. Lease expense associated with this lease was $0.4 million, $0.4 million, $0.8 million and $0.6 million for the three and six months ended June 30, 2015 and 2014, respectively.

Adeptus Health Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Future minimum lease payments required under noncancelable operating leases and future minimum, capital lease payments as of June 30, 2015 were as follows (in thousands):

	Capital	Operating
Years ending December 31,	leases	leases
2015 (6 months)	$262	$26,973
2016	533	33,806
2017	543	31,345
2018	554	26,038
2019	566	22,551
Thereafter	5,512	218,010
Total future minimum lease payments	$7,970	$358,723
Less: Amounts representing interest	(3,872)
Present value of minimum lease payments	4,098
Current portion of capital lease obligations	91
Long-term portion of capital lease payments	$4,007

Rent expense totaled approximately $7.1 million, $2.8 million, $14.3 million and $4.7 million for the three and six months ended June 30, 2015 and 2014, respectively and is included as a component of other operating expenses within the unaudited condensed consolidated statements of operations.  The Company has sublease agreements with the joint ventures in Arizona and Colorado, under which the Company subleases certain freestanding emergency room facilities, ground leases and equipment leases to the joint ventures.  Under these agreements, the Company received $2.5 million and $3.2 million during the three and six months ended June 30, 2015, respectively, as rental income which is accounted for as a reduction of rent expense.

NOTE 12—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information and supplemental noncash activities consisted of the following for the six months ended June 30 (in thousands):

	June 30, 2015	June 30, 2014
Supplemental cash flow information:
Interest paid	$6,670	$4,300
Taxes paid	1,650	680
Supplemental noncash activities:
Acquisition of property and equipment in accounts payable and accrued expenses	$—	$1,783
Assets acquired through capital lease	—	287
Note payable for other financing agreements	818	—
Contribution of assets to joint venture	12,332	—
Accrual of owner distributions	—	474

NOTE 13—STOCK BASED COMPENSATION

In connection with the initial public offering, the Company’s Board of Directors adopted the Adeptus Health Inc. 2014 Omnibus Incentive Plan (the “Omnibus Incentive Plan”).  The Omnibus Incentive Plan provides for the granting of stock options, restricted stock and other stock-based or performance-based awards to directors, officers, employees, consultants and advisors of the Company and its affiliates. The total number of shares of Class A common

Adeptus Health Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

stock that may be issued under the Omnibus Incentive Plan is 1,033,500.  At June 30, 2015, 193,547 stock-based awards had been issued under the Omnibus Incentive Plan (excluding forfeitures) and 839,953 stock-based awards remained available for equity grants.

During the three months ended June 30, 2015 and 2014, the Company issued, 5,273 and 11,934 restricted shares of Class A common stock, respectively. The fair value of these restricted shares of Class A common stock issued during the three months ended June 30, 2015 ranged from $92.44 to $93.72 per share, and these shares vest on January 1, 2016.  During the six months ended June 30, 2015 and 2014, the Company issued 149,741 and 11,934 restricted shares of Class A common stock, respectively. The fair value of these restricted shares of Class A common stock issued during the six months ended June 30, 2015 ranged from $35.03 to $93.72 per share, and these shares vest over a period of six months to 4 years.

The Company also has one legacy equity-compensation plan, under which it has issued agreements awarding incentive units (restricted units) in the Company to certain employees and non-employee directors. In conjunction with the Reorganization Transactions, these restricted units were replaced with LLC Units with consistent restrictive terms. The restricted units are subject to such conditions as continued employment, passage of time and/or satisfaction of performance criteria as specified in the agreements. The restricted units vest over 3 to 4 years from the date of grant. The Company used a waterfall calculation, based on the capital structure and payout of each class of debt and equity, and a present value pricing model less marketability discount to determine the fair values of the restricted units. The Company did not issue any incentive units under the legacy plan during the three and six months ended June 30, 2015 and 2014.

The Company recorded compensation expense of $0.6 million, $0.2 million, $1.1 million and $0.3 million, adjusted for forfeitures, during the three and six months ended June 30, 2015 and 2014, respectively, related to restricted units with time-based vesting schedules. Compensation expense for the value of the portion of the time-based restricted unit that is ultimately expected to vest is recognized using a straight-line method over the vesting period, adjusted for forfeitures.  On February 18, 2015, our Board of Directors accelerated the vesting of all performance-based units. As a result of the acceleration, the Company recognized $0.1 million of additional stock-based compensation expense for the six months ended June 30, 2015.

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

The Company’s deferred tax assets of $70.6 million are composed of $47.0 million due to the underlying basis difference in Adeptus Health LLC, $23.0 million related to the tax receivable agreement and $0.6 million related to taxable losses.

Adeptus Health Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

As of June 30, 2015, the Company has recorded an estimated payable pursuant to the tax receivable agreement of $71.6 million related to certain transactions in conjunction with the initial and secondary public offerings that are expected to give rise to certain tax benefits in the future.

15. NET INCOME (LOSS) PER SHARE

Prior to the consummation of the Company’s initial public offering, the Company did not have outstanding common stock. However, in conjunction with the closing of the initial public offering, an existing owner exchanged their LLC Units for shares of the Company’s Class A common stock.  Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by using the weighted average number of common shares outstanding, including potential dilutive shares of common stock assuming the dilutive effect of outstanding stock options and restricted stock using the treasury stock method.

Adeptus Health Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Three months ended		Six months ended
	June 30,		June 30, 2015
	2015	2014	2015	2014
Numerator
Net income (loss) attributable to Adeptus Health Inc.	$10,634	$(2,016)	$11,228	$(2,016)

Denominator:
Denominator for basic net income (loss) per Class A common share-weighted average shares	10,953,138	9,809,160	10,432,882	9,809,160

Effect of dilutive securities:
Restricted shares	—	—	—	—

Denominator for diluted net income (loss) per Class A common share-weighted average shares	10,953,138	9,809,160	10,432,882	9,809,160

Net income (loss) attributable to Adeptus Health Inc. per Class A common share - Basic	$0.97	$(0.21)	$1.08	$(0.21)

Net income (loss) attributable to Adeptus Health Inc. per Class A common share - Diluted	$0.97	$(0.21)	$1.08	$(0.21)

Earnings per share information is not applicable for reporting periods prior to the initial public offering. The shares of Class B common stock do not share in the earnings or losses of Adeptus Health Inc. and are therefore not participating securities. Accordingly, basic and diluted net loss per share of Class B common stock has not been presented.

16. SUBSEQUENT EVENTS

On July 27, 2015, an existing stockholder of ADPT (the “Selling Stockholder”) and the Company offered 1,079,649 and 2,320,351 shares, respectively, of the Company’s Class A common stock in an underwritten public offering,  at a price of $105.00 per share.  In connection with the offering, the underwriters have the option to purchase an additional 510,000 shares from the Company and Selling Stockholder at the public offering price, less the underwriting discount. The Company intends to use the net proceeds from this offering to purchase, for cash, 2,320,351 limited liability company units of Adeptus Health LLC, its direct subsidiary, from certain of the unit holders of Adeptus Health LLC, including certain of its directors and executive officers.  The Company will not receive any of the proceeds from the sale of the shares being sold by the Selling Stockholder.

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

Overview

We are a patient-centered healthcare organization providing emergency medical care through the largest network of independent freestanding emergency rooms in the United States and partnerships with leading healthcare systems. We own and operate First Choice Emergency Rooms in Texas and UCHealth Emergency Rooms in partnership with University of Colorado Health in Colorado.  Together with Dignity Health, the company also owns and operates Dignity Health Arizona General Hospital and freestanding emergency room facilities in Arizona.  First Choice Emergency Room is the largest and oldest network of independent freestanding emergency rooms in the United States. We have experienced rapid growth in recent periods, growing from 14 freestanding facilities at the end of 2012 to 55 freestanding facilities at the end of 2014 and to 68  freestanding facilities as of June 30, 2015.  We own and/or operate facilities currently located in the Houston, Dallas/Fort Worth, San Antonio and Austin, Texas markets, as well as in the Colorado Springs and Denver, Colorado and Phoenix, Arizona markets. By the end of 2015, we expect to be operating 79 freestanding facilities and two hospitals in our target markets.

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

Initial Public Offering

On June 30, 2014, we completed our initial public offering of 5,321,414 shares of our Class A common stock at a price to the public of $22.00 per share and received net proceeds of approximately $96.2 million, after deducting underwriting discounts and commissions and offering expenses. We used the net proceeds from the initial public offering to purchase limited liability company units of Adeptus Health LLC, or LLC Units, from Adeptus Health LLC. Adeptus Health LLC used the proceeds it received as a result of our purchase of LLC Units to cause First Choice ER, LLC to reduce outstanding borrowings under its senior secured credit facility, to make a $2.0 million one-time payment to an affiliate of a significant stockholder in connection with the termination of an advisory services agreement and for general corporate purposes. An additional 313,586 shares were also sold by an affiliate of a significant stockholder.

Secondary Offering

On May 11, 2015, we completed a public offering of 1,572,296 shares of our Class A common stock at a price to the public of $63.75 per share and received net proceeds of approximately $94.5 million, after deducting underwriting discounts and commissions and offering expenses. We used the net proceeds from the offering to purchase, for cash, 1,572,296 LLC Units. An additional 842,704 shares were also sold by an affiliate of a significant stockholder.

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

Patient service revenue before the provision for bad debt by major payor source for the periods indicated is as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Medicare	$—	$—	$—	$—
Medicaid	—	—	—	—
Commercial	92,619	44,717	178,238	81,532
Self-pay	2,360	894	3,990	1,752
Other	9,384	6,335	18,037	13,191
Patient Service Revenue	104,363	51,946	200,265	96,475
Provision for bad debt	(17,514)	(7,708)	(32,459)	(13,456)
Net Patient Service Revenue	$86,849	$44,238	$167,806	$83,019

Four major third-party payors accounted for 85.1%, 82.0%, 85.6%, and 84.6%, of our patient service revenue for the three and six months ended June 30, 2015 and 2014, respectively. These same payors also accounted for 77.2% and 80.0% of our accounts receivable as of June 30, 2015 and December 31, 2014, respectively. The following table presents a breakdown by major payor source of the percentage of net patient revenues for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Payor:
United HealthCare	30.9%	23.7%	28.9%	24.1%
Blue Cross Blue Shield	21.1	27.8	23.2	28.0
Aetna	19.5	18.6	19.7	18.8
Cigna	13.6	11.9	13.8	13.7
Other	14.9	18.0	14.4	15.4
	100.0%	100.0%	100.0%	100.0%

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

First Choice Emergency Rooms, Dignity Health Emergency Rooms and UCHealth Emergency Rooms, like hospital emergency rooms, are full-service emergency rooms licensed by the states of Texas,  Colorado and Arizona. As such, we collect the emergency room benefits based on a patient's specific insurance plan. Additionally, Texas insurance law provides that all fully funded insurance plans should pay all emergency claims at the in-network benefit rate, regardless of the provider's contract status.

Self-Pay

Self-pay consists of out-of-pocket payments for treatments by patients not otherwise covered by third-party payors. For the three and six months ended June 30, 2015 and 2014, self-pay payments accounted for 2.3%, 1.7%, 1.9% and 1.8% of our patient service revenue, respectively.

Charity Care

Charity care consists of the write-off of all charges associated with patients who are treated but do not have commercial insurance or the ability to self-pay. This includes all charges associated with care provided to patients covered by Medicare and/or Medicaid, as we do not currently receive reimbursements under those programs in Texas and Colorado. For the three and six months ended June 30, 2015 and 2014, charity care write-offs represented 9.0%, 7.7%, 8.9% and 7.9%, of our patient service revenue, respectively.

Key Performance Measures

The key performance measures we use to evaluate our business focus on the number of patient visits, or patient volume, same-store revenue and Adjusted EBITDA. As a result of our strategy of partnering with Dignity Health in Arizona and University of Colorado Health in Colorado, we review unconsolidated facility revenues and also manage our facilities utilizing certain supplemental systemwide growth metrics, including systemwide same-store revenue, systemwide net patient services revenue and systemwide patient volume.

Patient Volume

We utilize patient volume to forecast our expected net revenue and as a basis by which to measure certain costs of the business. We track patient volume at the facility level. The number of patients we treat is influenced by factors we control and also by conditions that may be beyond our direct control. See "—Key Revenue Drivers."

Systemwide Same-Store Revenue

We begin comparing systemwide same-store revenue for a new facility on the first day of the 16th full fiscal month following the facility's opening, which is when we believe systemwide same-store comparison becomes meaningful. When a facility is relocated, we continue to include revenue from that facility in systemwide same-store revenue. Systemwide same-store revenue allows us to evaluate how our facility base is performing by measuring the change in period-over-period net revenue in facilities that have been open for 15 months or more. Various factors affect systemwide same-store revenue, including outbreaks of illnesses, changes in marketing and competition. Opening new facilities is an important part of our growth strategy. For the three months ended June 30, 2015, our systemwide same-store revenue grew by 20.8% to $46.2 million from $38.3 million for the three months ended June 30, 2014.  For the six months ended June 30, 2015, our systemwide same-store revenue grew by 16.7% to $78.2 million from $67.0 million for the six months ended June 30, 2014. These new facilities, within 15 months after opening, generally have historically generated between approximately $4.5 million to $5.5 million in annual net revenue and on average have historically incurred approximately $3.5 million to $3.8 million in annual operating expenses. On that basis, our average annual estimated operating income, excluding depreciation and amortization, for such facilities has historically been between $1.0 million and $2.0 million, which would represent a facility operating margin, excluding depreciation and amortization, of between approximately 20% and 35%. As we continue to pursue our growth strategy, we anticipate that a significant percentage of our revenue will come from stores not yet included in our systemwide same-store revenue calculation.

Systemwide Net Patient Services Revenue

The revenues and expenses of equity method facilities are not directly included in our consolidated GAAP results. Only the (i) Company’s share of the income (loss) generated from its non-controlling equity investment in one full-service healthcare hospital facility and freestanding emergency room in Arizona, and (ii) the Company’s preferred return and its share of the income (loss) generated from its non-controlling equity investment in 13 freestanding emergency rooms in Colorado is reported on a net basis in the line item Equity in earnings of unconsolidated joint ventures. Because of this, management supplementally focuses on non-GAAP systemwide results, which measure results from all our facilities, including revenues from our consolidated facilities and our equity method facilities (without adjustment based on our percentage of ownership). Systemwide net patient services revenues is a non-GAAP measure of our financial performance, as it includes revenue from our unconsolidated facilities as if they were consolidated, and should not be considered as an alternative to net patient service revenue as a measure of financial performance, or any other performance measure derived in accordance with GAAP. We believe the presentation of systemwide net patient service revenue provides supplemental information regarding our financial performance as it includes revenue earned by all of our affiliated facilities, regardless of consolidation.

For the three months ended June 30, 2015, systemwide net patient services revenue grew by 136.4% to $104.5 million for the three months ended June 30, 2015, from $44.2 million for the three months ended June 30, 2014.  The growth in systemwide net patient services revenue was primarily attributable to the impact of increased patient volumes from the expansion of the number of freestanding facilities from 38 to 68 and annual gross charge increases, coupled with opening Dignity Health Arizona General Hospital, a full service general hospital located in Laveen, Arizona. For the three-months ended June 30, 2015, systemwide patient volume grew by 79.9% to 56,119 compared to 31,195 for the three months ended June 30, 2014.

For the six months ended June 30, 2015, systemwide net patient services revenue grew by 127.0% to $188.5 million for the six months ended June 30, 2015, from $83.0 million for the six months ended June 30, 2014. The growth in systemwide net patient services revenue was primarily attributable to the impact of increased patient volumes from the expansion of the number of freestanding facilities from 38 to 68 and annual gross charge increases, coupled with opening Dignity Health Arizona General Hospital, a full service general hospital located in Laveen, Arizona. For the six-months ended June 30, 2015, systemwide patient volume grew by 82.8% to 107,667 compared to 58,893 for the six months ended June 30, 2014.

The following table sets forth a reconciliation of our systemwide net patient services revenue for the periods indicated (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Net Patient Services Revenue:
Consolidated facilities	$86,849	$44,238	$167,806	$83,019
Unconsolidated joint ventures	17,659	—	20,662	—
Systemwide net patient services revenue	$104,508	$44,238	$188,468	$83,019

Adjusted EBITDA

We define Adjusted EBITDA as net income before interest, taxes, depreciation, and amortization, further adjusted to eliminate the impact of certain additional items, including advisory services paid to a significant shareholder, facility pre-opening expenses, management recruiting expenses, stock compensation expense, costs associated with our  public offerings, gain recognized on the contribution and change of control of previously owned freestanding facilities to the joint venture with University of Colorado Health and other non-recurring costs and gains that we do not consider in our evaluation of ongoing operating performance from period to period. Adjusted EBITDA is included in this Quarterly Report on Form 10-Q because it is a key metric used by management to assess our financial performance. We use Adjusted EBITDA to supplement GAAP measures of performance in order to evaluate the effectiveness of our business strategies, to make budgeting decisions and to compare our performance against that of other peer companies using similar measures. Adjusted EBITDA is also frequently used by analysts, investors and other interested parties to evaluate companies in our industry.

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

The following table sets forth a reconciliation of our Adjusted EBITDA to net income (loss) using data derived from our condensed consolidated financial statements for the periods indicated (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income (loss)	$ 27,674	($9,429)	$ 29,276	($12,108)
Depreciation and amortization	4,929	3,393	9,685	6,450
Interest expense(a)	3,898	4,319	7,172	6,525
Provision for income taxes	6,328	38	6,806	170
Gain on contribution to joint venture(b)	(24,250)	-	(24,250)	-
Advisory Services Agreement fees and expenses(c)	-	155	-	293
Preopening expenses(d)	1,991	1,600	4,089	3,008
Management recruiting expenses(e)	185	56	185	156
Stock compensation expense(f)	608	179	1,157	338
Public offering costs (g)	993	4,998	993	4,998
Other(h)	584	634	1,090	1,206
Total adjustments	(4,734)	15,372	6,927	23,144
Adjusted EBITDA	$ 22,940	$ 5,943	$ 36,203	$ 11,036

(a)	Consists of interest expense and fees of $3.9 million, $4.3 million, $7.2 million and $6.5 million for the three and six months ended June 30, 2015 and 2014, respectively.
(b)	Consists of a gain recognized on the contribution and change of control of previously owned freestanding facilities to the joint venture with University of Colorado Health.
(c)

Consists of management fees and expenses paid to a significant shareholder under our Advisory Services Agreement. The Advisory Services Agreement was terminated in connection with the consummation of our initial public offering in June 2014.

(d)	Includes labor, marketing costs and occupancy costs prior to opening a facility.
(e)	Third-party costs and fees involved in recruiting our management team.
(f)	Stock compensation expense associated with grants of management incentive units.
(g)	For the three and six months ended June 30, 2015, we incurred cost of $1.0 million in conjunction with the secondary public offering.

For the three and six months ended June 30, 2014, we incurred costs of $5.0 million in conjunction with our initial public offering, including $2.4 million in bonuses for certain members of management, $2.3 million in costs related to the termination of our Advisory Services Agreement and $.03 million of other offering costs.

(h)

For the three months ended June 30, 2015, we incurred costs to develop long-term strategic goals and objectives totaling $0.6 million. For the three months ended June 30, 2014, we incurred terminated real-estate development costs totaling approximately $0.2 million, costs to develop long-term strategic goals and objectives totaling approximately $0.3 million and board fees and travel expenses paid to members of the board of directors totaling approximately $0.1 million.

For the six months ended June 30, 2015, we incurred costs to develop long-term strategic goals and objectives totaling $1.1 million and terminated real-estate development costs totaling $32,000. For the six months ended June 30, 2014, we incurred costs to develop long-term strategic goals and objectives totaling approximately $0.6 million, real estate development costs associated with potential real estate projects that were terminated totaling approximately $0.5 million and board fees and travel expenses paid to members of the board of directors totaling approximately $0.1 million.

Results of Operations

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30,  2014

The following table summarizes our results of operations for the three months ended June 30, 2015 and 2014 (in thousands):

	Three months ended June 30,
					Percentage of
			Change from prior		net patient
			period		service revenue
	2015	2014	$	%	2015	2014
Statement of Operations Data:
Revenue
Patient service revenue	$104,363	$51,946	$52,417	100.9%
Provision for bad debt	(17,514)	(7,708)	(9,806)	127.2
Net patient service revenue	86,849	44,238	42,611	96.3	100%	100%
Management and contract services revenue	2,738	—	2,738	-	3.2	-
Total net operating revenue	89,587	44,238	45,349	102.5	103.2	100.0
Equity in earnings of unconsolidated joint ventures	3,621	—	3,621	-	4.2	-
Operating expenses:
Salaries, wages and benefits	51,124	29,478	21,646	73.4	58.9	66.6
General and administrative	11,370	11,302	68	0.6	13.1	25.5
Other operating expenses	12,541	5,137	7,404	144.1	14.4	11.6
Depreciation and amortization	4,523	3,393	1,130	33.3	5.2	7.7
Total operating expenses	79,558	49,310	30,248	61.3	91.6	111.5
Income (loss) from operations	13,650	(5,072)	18,722	(369.1)	15.7	(11.5)
Other income (expense):
Gain on contribution to joint venture	24,250	—	24,250	-	27.9	-
Interest expense	(3,898)	(4,319)	421	(9.7)	(4.5)	(9.8)
Total other income (expense)	20,352	(4,319)	24,671	(571.2)	23.4	(9.8)
Income (loss) before provision for income taxes	34,002	(9,391)	43,393	(462.1)	39.2	(21.2)
Provision for income taxes	6,328	38	6,290	16,552.6	7.3	0.1
Net income (loss)	$27,674	$(9,429)	$37,103	(393.5)%	31.9%	(21.3)%

Overall

Our results for the three months ended June 30, 2015 reflect a 102.5% increase in net operating revenue to  $89.6 million and net income of $27.7 million compared to a  net loss of $9.4 million for the three months ended June 30,  2014. The net income is primarily attributable to a $45.3 million increase in net operating revenue coupled with $3.6 million in earnings of unconsolidated joint ventures and the recognition of a gain of $24.3 million on our contribution and change of control of previously owned freestanding facilities to a joint venture with University of Colorado Health, partially offset by a $30.2 million increase in salaries, wages, benefits and other costs related to our growth initiatives,  an increase in the provision for income tax of $6.3 million and a decrease in interest expense of $0.4 million.

Revenue

Patient Service Revenue

Patient service revenue increased by $52.4 million, or 100.9%, to $104.4 million for the three months ended June 30, 2015, from $51.9 million for the three months ended June 30, 2014. This increase was primarily attributable to an increase in patient volumes generated from new facilities and annual gross charge increases beginning in late February 2015.

Provision for Bad Debt

Our provision for bad debt increased by $9.8 million to $17.5 million for the three months ended June 30, 2015, from $7.7 million for the three months ended June 30, 2014. Of this increase, $5.6 million was attributable to revenue generated from new facilities and the remainder was attributable to an increase in patient volume coupled with a shift in payor mix from third party payors to patients.

Net Patient Service Revenue

As a result of the factors described above, our net patient service revenue increased by $42.6 million, or 96.3%, to $86.8 million for the three months ended June 30, 2015, from $44.2 million for the three months ended June 30, 2014.

Management and Contract Services Revenue

The Company recorded $2.7 million in management and contract services revenue for the three months ended June 30, 2015 as a result of entering into a joint venture with Dignity Health in October 2014 and University of Colorado Health in April 2015.

Equity in Earnings of Unconsolidated Joint Ventures

The Company recorded $3.6 million in equity in earnings of unconsolidated joint ventures for the three months ended June 30, 2015 as a result of entering into a joint venture with Dignity Health in October 2014 and University of Colorado Health in April 2015.

Operating Expenses

Salaries, Wages and Benefits

Salaries, wages and benefits increased by $21.6 million to $51.1 million for the three months ended June 30, 2015, from $29.5 million for the three months ended June 30, 2014. This increase was primarily attributable to an increase in new facilities, which contributed $18.3 million in facility compensation. The remaining $3.3 million increase was primarily attributable to our continued efforts to add staff to support new facility growth offset by the deconsolidation of salaries attributable to joint ventures.

General and Administrative

General and administrative expenses increased by $0.1 million to $11.4 million for the three months ended June 30, 2015, from $11.3 million for the three months ended June 30, 2014. This increase was primarily attributable to $0.4 million in additional marketing costs associated with opening new facilities and our consumer awareness program, $0.8 million in additional facility utilities and insurance expenses, $1.2 million in legal and accounting expenses associated with opening new facilities, $0.5 million in travel expenses associated with increased headcount and the opening of new facilities outside of the Dallas/Fort Worth market and $1.2 million in other corporate expenses, offset by a reduction of $4.0 in costs related to the initial public offering which did not recur in the current period and the deconsolidation of costs attributable to joint ventures.

Other Operating Expenses

Other operating expenses increased by $7.4 million to $12.5 million for the three months ended June 30, 2015, from $5.1 million for the three months ended June 30, 2014. This increase was primarily attributable to $3.8 million in additional lease costs for buildings and medical equipment at new and existing facilities, $0.5 million increase in lease costs for corporate office space, including $0.4 million in lease termination costs, and $0.9 million in property insurance and building maintenance for new and existing facilities, offset by the deconsolidation of costs attributable to joint ventures. Patient care and supply costs at new facilities contributed $1.3 million in additional expenses, coupled with an increase of $0.9 million at existing facilities.

Depreciation and Amortization

Depreciation and amortization expenses increased by $1.1 million to $4.5 million for the three months ended June 30, 2015, from $3.4 million for the three months ended June 30, 2014. This increase was primarily attributable to the construction of new facilities that opened during 2014 and 2015, as well as new equipment at those facilities, offset by the deconsolidation of costs attributable to joint ventures.

Other Income (Expense)

Gain on Contribution to Joint Venture

The Company recorded a gain of $24.3 million for the three months ended June 30, 2015 as a result of the contribution and change of control of previously owned freestanding facilities to the joint venture with University of Colorado Health.

Interest Expense

Interest expense primarily consists of interest on our Senior Secured Credit Facility and on one facility treated as a capital lease. Our interest expense decreased by $0.4 million to $3.9 million for the three months ended June 30, 2015, compared to $4.3 million for the three months ended June 30, 2014. This decrease was primarily attributable to interest and fees on borrowings related to the initial public offering in the prior period which did not recur in the current period.

Income (Loss) Before Provision for Income Taxes

As a result of the factors described above, we recorded income before provision for income taxes of $34.0 million for the three months ended June 30, 2015, compared to a net loss of $9.4 million for the three months ended June 30, 2014.

Provision for Income Taxes

For the three months ended June 30, 2015, we recorded income tax expense of $6.3 million, which consists of $5.8 million of federal income tax expense and state tax expense of $0.5 million. Prior to the Reorganization, we were not a federal taxpayer.  Due to the timing of the Company’s initial public offering, federal income taxes were not calculated on activity prior to June 25, 2014. The Company’s effective tax rate for the period subsequent to the Reorganization differs from the statutory rate due primarily to state taxes that are not based on pre-tax income (loss) but on gross margin resulting in state tax expense even in periods of pretax losses and taxes applicable to pass-through entities.

The Company’s provision for income taxes in interim periods is based on our estimated annual effective tax rate. The estimated annual effective tax rate calculation does not include the effect of discrete events that may occur during the year. The effect of these events, if any, is recorded in the quarter in which the event occurs.

Net Income (Loss)

As a result of the factors described above, we recorded net income of $27.7 million for the three months ended June 30, 2015, compared to a  net loss of $9.4 million for the three months ended June 30, 2014.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30,  2014

The following table summarizes our results of operations for the six months ended June 30, 2015 and 2014 (in thousands):

		Six months ended June 30,
						Percentage of
				Change from prior		net patient
				period		service revenue
		2015	2014	$	%	2015	2014
Statement of Operations Data:
Revenue
Patient service revenue		$200,265	$96,475	$103,790	107.6%
Provision for bad debt		(32,459)	(13,456)	(19,003)	141.2
Net patient service revenue		167,806	83,019	84,787	102.1	100.0%	100.0%
Management and contract services revenue		3,234	—	3,234	-	1.9	-
Total net operating revenue		171,040	83,019	88,021	106.0	101.9	100.0
Equity in earnings of unconsolidated joint venture	s	2,927	—	2,927	-	1.7	-
Operating expenses:
Salaries, wages and benefits		100,004	54,458	45,546	83.6	59.6	65.6
General and administrative		21,834	17,522	4,312	24.6	13.0	21.1
Other operating expenses		23,846	10,002	13,844	138.4	14.2	12.0
Depreciation and amortization		9,279	6,450	2,829	43.9	5.5	7.8
Total operating expenses		154,963	88,432	66,531	75.2	92.3	106.5
Income (loss) from operations		19,004	(5,413)	24,417	(451.1)	11.3	(6.5)
Other income (expense):
Gain on contribution to joint venture		24,250	—	24,250	-	14.5	-
Interest expense		(7,172)	(6,525)	(647)	9.9	(4.3)	(7.9)
Total other income (expense)		17,078	(6,525)	23,603	(361.7)	10.2	(7.9)
Income (loss) before provision for income taxes		36,082	(11,938)	48,020	(402.2)	21.5	(14.4)
Provision for income taxes		6,806	170	6,636	3,903.5	4.1	0.2
Net income (loss)		$29,276	$(12,108)	$41,384	(341.8)%	17.4%	(14.6)%

Overall

Our results for the six months ended June 30, 2015 reflect a 106.0% increase in net operating revenue to  $171.0 million and net income of $29.3 million compared to a  net loss of $12.1 million for the six months ended June 30,  2014. The net income is primarily attributable to a $88.0 million increase in net operating revenue coupled with $2.9 million in earnings of unconsolidated joint ventures and the recognition of a gain of $24.3 million on our contribution and change of control of previously owned freestanding facilities to a joint venture with University of Colorado Health, partially offset by a $63.7 million increase in salaries, wages, benefits and other costs related to our growth initiatives,  an increase in the provision for income tax of $6.6 million, $0.6 million in interest expense associated with our long-term debt and additional depreciation and amortization expense of $2.8 million.

Revenue

Patient Service Revenue

Patient service revenue increased by $103.8 million, or 107.6%, to $200.3 million for the six months ended June 30, 2015, from $96.5 million for the six months ended June 30, 2014. This increase was primarily attributable to an increase in patient volumes generated from new facilities and annual gross charge increases beginning in late February 2015.

Provision for Bad Debt

Our provision for bad debt increased by $19.0 million to $32.5 million for the six months ended June 30, 2015, from $13.5 million for the six months ended June 30, 2014. Of this increase, $10.0 million was attributable to revenue generated from new facilities and the remainder was attributable to an increase in patient volume coupled with a shift in payor mix from third party payors to patients.

Net Patient Service Revenue

As a result of the factors described above, our net patient service revenue increased by $84.8 million, or 102.1%, to $167.8 million for the six months ended June 30, 2015, from $83.0 million for the six months ended June 30, 2014.

Management and Contract Services Revenue

The Company recorded $3.2 million in management and contract services revenue for the six months ended June 30, 2015 as a result of entering into a joint venture with Dignity Health in October 2014 and University of Colorado Health in April 2015

Equity in Earnings of Unconsolidated Joint Ventures

The Company recorded $2.9 million in equity in earnings of unconsolidated joint ventures for the six months ended June 30, 2015 as a result of entering into a joint venture with Dignity Health in October 2014 and University of Colorado Health in April 2015.

Operating Expenses

Salaries, Wages and Benefits

Salaries, wages and benefits increased by $45.5 million to $100.0 million for the six months ended June 30, 2015, from $54.5 million for the six months ended June 30, 2014. This increase was primarily attributable to an increase in new facilities, which contributed $33.9 million in facility compensation. The remaining $11.6 million increase was primarily attributable to our continued efforts to add staff to support new facility growth offset by the deconsolidation of salaries attributable to joint ventures.

General and Administrative

General and administrative expenses increased by $4.3 million to $21.8 million for the six months ended June 30, 2015, from $17.5 million for the six months ended June 30, 2014. This increase was primarily attributable to $1.4 million in additional marketing costs associated with opening new facilities and our consumer awareness program, $1.8 million in additional facility utilities and insurance expenses, $2.0 million in legal and accounting expenses associated with opening new facilities, $0.6 million in travel expenses associated with increased headcount and the opening of new facilities outside of the Dallas/Fort Worth market and $2.5 million in other corporate expenses, offset by a reduction of $4.0 in costs related to the initial public offering which did not recur in the current period and the deconsolidation of costs attributable to joint ventures.

Other Operating Expenses

Other operating expenses increased by $13.8 million to $23.8 million for the six months ended June 30, 2015, from $10.0 million for the six months ended June 30, 2014. This increase was primarily attributable to $8.6 million in additional lease costs for buildings and medical equipment at new and existing facilities, $0.7 million increase in lease costs for corporate office space, including a charge of $0.4 million for lease termination expense, and $1.4 million in property insurance and building maintenance for new and existing facilities, offset by the deconsolidation of costs attributable to joint ventures. Patient care and supply costs at new facilities contributed $2.3 million in additional expenses, coupled with an increase of $0.8 million at existing facilities.

Depreciation and Amortization

Depreciation and amortization expenses increased by $2.8 million to $9.3 million for the six months ended June 30, 2015, from $6.5 million for the six months ended June 30, 2014. This increase was primarily attributable to the construction of new facilities that opened during 2014 and 2015, as well as new equipment at those facilities, offset by the deconsolidation of costs attributable to joint ventures.

Other Income (Expense)

Gain on Contribution to Joint Venture

The Company recorded a gain of $24.3 million for the three months ended June 30, 2015 as a result of the contribution and change of control of previously owned freestanding facilities to the joint venture with University of Colorado Health.

Interest Expense

Interest expense primarily consists of interest on our Senior Secured Credit Facility and on one facility treated as a capital lease. Our interest expense increased by $0.6 million to $7.2 million for the six months ended June 30, 2015, compared to $6.5 million for the six months ended June 30, 2014. This increase was primarily attributable to an increase in borrowings to fund working capital needs of new facilities.

Income (Loss) Before Provision for Income Taxes

As a result of the factors described above, we recorded income before provision for income taxes of $36.1 million for the six months ended June 30, 2015, compared to a net loss of $11.9 million for the six months ended June 30, 2014.

Provision for Income Taxes

For the six months ended June 30, 2015, we recorded income tax expense of $6.8 million, which consists of $6.1 million of federal income tax expense and state tax expense of $0.7 million. Prior to the Reorganization, we were not a federal taxpayer.  Due to the timing of the Company’s initial public offering, federal income taxes were not calculated on activity prior to June 25, 2014. The Company’s effective tax rate for the period subsequent to the Reorganization differs from the statutory rate due primarily to state taxes that are not based on pre-tax income (loss) but on gross margin resulting in state tax expense even in periods of pretax losses and taxes applicable to pass-through entities.

The Company’s provision for income taxes in interim periods is based on our estimated annual effective tax rate. The estimated annual effective tax rate calculation does not include the effect of discrete events that may occur during the year. The effect of these events, if any, is recorded in the quarter in which the event occurs.

Net Income (Loss)

As a result of the factors described above, we recorded net income of $29.3 million for the six months ended June 30, 2015, compared to a  net loss of $12.1 million for the six months ended June 30, 2014.

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

Our primary cash needs are capital expenditures on new facilities, compensation of our personnel, purchases of medical supplies, facility leases, equipment rentals, marketing initiatives, service of long-term debt and any payments made under the tax receivable agreement.    We believe that cash we expect to generate from operations, the availability of borrowings under the Senior Secured Credit Facility and funds available under the MPT Agreements will be sufficient to meet liquidity requirements, including any payments made under the tax receivable agreement, anticipated capital expenditures and payments due under our Senior Secured Credit Facility and MPT Agreements for at least 12 months.

As of June 30, 2015, our principal sources of liquidity included cash of $46.1 million and funds available under our Senior Secured Credit Facility line of credit of $10.0 million, net of $0.5 million of outstanding letters of credit.  In April 2015, prior to the expiration of the delayed draw component of our credit facility, we borrowed $30.0 million on the delayed draw term loan.  On April 20, 2015, we entered into an amendment to the Additional MPT Agreement (as described below) which added an additional aggregate funding of $250.0 million.  As of June 30, 2015, we also had $228.5 million available under the MPT Agreements.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six months ended
	June 30,
	2015	2014
Net cash provided by (used in) operating activities	$1,075	$(6,711)
Net cash used in investing activities	(758)	(20,256)
Net cash provided by financing activities	43,810	60,348
Net increase in cash	$44,127	$33,381

Net Cash from Operating Activities

Net cash provided by operating activities increased by $7.8 million to $1.1 million for the six months ended June 30, 2015, from $6.7 million used in operating activities for the same period in 2014. This increase was primarily attributable to net income offset by net non-cash charges coupled with increases in interest expense, accounts receivable and decreases in accounts payable and accrued expenses.

Net Cash from Investing Activities

Net cash used in investing activities decreased by $19.5 million to $0.8 million for the six months ended June 30, 2015, from $20.3 million used by investing activities for the same period in 2014. This decrease was primarily attributable to a decrease in capital expenditures on new facility construction, which are now substantially funded by MPT or other third party developers.

Net Cash from Financing Activities

Net cash provided by financing activities decreased by $16.5 million to $43.8 million for the six months ended June 30, 2015, from $60.3 million for the same period in 2014. This decrease was primarily attributable to a net decrease over the same period in prior year in borrowings under our Senior Secured Credit Facility to finance construction and ongoing operations of new facilities as well as the payment of a tax distribution to LLC Unit holders.  Additionally, the prior period included net proceeds from the initial public offering of $96.2 million, offset by a dividend paid of $60.0 million, which did not recur in the current period.

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

As a result of our strategy of partnering with leading healthcare providers, we do not own a controlling interest in our facilities in Colorado and Arizona.  At June 30, 2015, we accounted for these joint ventures under the equity method. Our ownership percentage is 49.9% in each joint venture at June 30, 2015.

As described above, our unconsolidated joint ventures are structured as limited liability corporations. These joint ventures do not provide financing, liquidity, or market or credit risk support for us.

Obligations and Commitments

The following is a summary of our contractual obligations as of June 30, 2015 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$ 154,925	$ 1,372	$ 12,559	$ 140,994	$ -
Capital lease obligations(1)	7,970	262	1,076	1,120	5,512
Operating lease obligations	358,723	26,973	65,151	48,589	218,010
Total	$ 521,618	$ 28,607	$ 78,786	$ 190,703	$ 223,522

(1)	Includes amounts representing interest.

Senior Secured Credit Facility

On October 31, 2013, we entered into a Senior Secured Credit Facility (the “Facility”) for a $75.0 million term loan, which matures on October 31, 2018. The Facility includes an additional $165.0 million delayed draw term loan commitment, which expired in April 2015 and a $10.0 million revolving commitment that matures on October 31, 2018. All of our assets are pledged as collateral under the Senior Secured Credit Facility.  Borrowings under the Facility are used by us to provide financing for working capital and capital expenditures for new facility expansion and replaced our original credit facility.

On March 31, 2014, we amended the Facility to, among other things, increase the maximum aggregate amount permitted to be funded by Medical Properties Trust (“MPT”) under the MPT Agreements (as defined below) to $250.0 million.

On June 11, 2014, we entered into a second amendment to the Facility to, among other things, provide for a delayed draw term loan in an aggregate principal amount of up to $75.0 million, up to $60.0 million of which will be used to make specified distributions and up to $10.0 million to repay certain revolving loans.  On June 11, 2014, we drew $75.0 million and made the $60.0 million dividend distribution on June 24, 2014. In April 2015, prior to the expiration of the delayed draw component of the credit facility, we borrowed an additional $30.0 million.

Borrowings under the Facility bear interest, at our option, at a rate equal to an applicable margin over (a) a base rate determined by reference to the highest of (1) the prime rate, (2) the federal funds effective rate plus 0.50% and (3) LIBOR for an interest period of one month plus 1%, or (b) LIBOR for the applicable interest period. The margin for the Senior Secured Credit Facility is 6.50% in the case of base rate loans and 7.50% in the case of LIBOR loans. The Facility includes an unused line fee of 0.50% per annum on the revolving commitment and delayed draw term loan commitment, a draw fee of 1.0% of the principal amount of each borrowing on the delayed draw term loan and an annual Agency fee of $0.1 million. As of June 30, 2015, we had approximately $9.5 million available under the revolving commitment.

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

The Senior Secured Credit Facility contains certain affirmative covenants, negative covenants, and financial covenants, which are measured on a quarterly basis. As of June 30, 2015, we were in compliance with all covenant requirements.

Capital Lease Obligations

Assets under capital leases totaled approximately $4.2 million as of June 30, 2015, and were included within the buildings component of net property and equipment. Accumulated amortization associated with these capital lease assets totaled approximately $0.4 million for the six months ended June 30, 2015.

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

On April 20, 2015, the Company entered into an amendment to the Additional MPT Agreement which adds an additional aggregate funding of $250.0 million, increasing the maximum aggregate funding under all of the MPT Agreements to $500.0 million, of which $228.5 million remained available as of June 30, 2015. All other material terms remain consistent with the Initial MPT Agreement.  All newly constructed facilities under the MPT Agreements will have initial terms of 15 years, with three five-year renewal options.

In addition to the MPT Agreements, the Company has entered into similar agreements with certain developers to fund and lead the development efforts on the construction of future facilities. As of June 30, 2015, the Company had total receivables of $10.0 million from the lessor to the MPT Agreements and certain developers for soft costs incurred for facilities currently under development.

We lease approximately 80,000 square feet for our corporate headquarters. Lease expense associated with this lease was $0.4 million for the six months ended June 30, 2015.

We have sublease agreements with the joint ventures in Arizona and Colorado, under which the Company subleases certain freestanding emergency room facilities, ground leases and equipment leases to the joint ventures. Under these agreements, the Company received $2.3 million and $2.9 million during the three and six months ended June 30, 2015, respectively, as rental income which is accounted for as a reduction of rent expense.

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

The table below provides our total capital expenditures for the period  (in thousands):

	Six months ended
	June 30,
	2015	2014
Leasehold improvements	$1,303	$17,603
Computer equipment	927	1,103
Medical equipment	21	526
Office equipment	1,019	1,264
Automobiles	-	-
Land	-	1,518
Buildings	-	6
	$3,270	$22,020

New Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2018. Early application is permitted to the original effective date of January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation: Amendments to the Consolidation Analysis” (Topic 810). This standard modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2015 and requires either a retrospective or a modified retrospective approach to adoption. Early adoption is permitted.  We are currently evaluating the potential impact of this standard on our consolidated financial position, results of operations and cash flows.

In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs," (Subtopic 835-30) which changes the presentation of debt issuance costs in financial statements. ASU No. 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. ASU No. 2015-03 is effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The new guidance will be applied retrospectively to each prior period presented. The Company will implement the provisions of ASU 2015-03 as of January 1, 2016.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risks related to changes in variable interest rates. As of June 30, 2015, we had $154.9 million of indebtedness (excluding capital leases) which is at variable interest rates. In seeking to reduce the risks and costs associated with such activities, we manage exposure to changes in interest rates primarily through the use of derivatives. As of June 30, 2015, we have hedged the variable interest rate risk with an interest rate cap covering approximately 20.0% of our indebtedness. We do not use financial instruments for trading or other speculative purposes, nor do we use leveraged financial instruments.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As of December 31, 2015, we will cease to be an "emerging growth company." Accordingly, we must comply with the requirements of Section 404 of the Sarbanes-Oxley Act starting with our next annual report for the year ended December 31, 2015. While we expect to be ready to comply with Section 404 of the Sarbanes-Oxley Act by the applicable deadline, we cannot assure you that this will be the case. Furthermore, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404 of the Sarbanes- Oxley Act. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended  from time to time, we may not be able to conclude that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. If we are not able to implement the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or with adequate compliance, our independent registered public accounting firm may issue an adverse opinion due to ineffective internal controls over financial reporting and we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal control system and the hiring of additional personnel.  Any such action could have a material adverse effect on our business, prospects, results of operations and financial condition.

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

Item 1A. Risk Factors

In addition to the other information contained in this Quarterly Report on Form 10-Q, the risks and uncertainties that we believe could materially affect our business, financial condition or future results and are most important for you to consider are discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.  Additional risks and uncertainties which are not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also materially and adversely affect any of our business, financial position or future results.  Updates from our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 are as follows:

Pursuant to the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the filing of our next annual report.

Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, requires annual management assessments of the effectiveness of our internal control over financial reporting, starting with the second annual report that we file with the SEC as a public company, and generally requires in the same report a report by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. Under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an "emerging growth company."

As of December 31, 2015, we will cease to be an "emerging growth company." Accordingly, we must comply with the requirements of Section 404 of the Sarbanes-Oxley Act starting with our next annual report for the year ended December 31, 2015. While we expect to be ready to comply with Section 404 of the Sarbanes-Oxley Act by the applicable deadline, we cannot assure you that this will be the case. Furthermore, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404 of the Sarbanes- Oxley Act. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended  from time to time, we may not be able to conclude that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. If we are not able to implement the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or with adequate compliance, our independent registered public accounting firm may issue an adverse opinion due to ineffective internal controls over financial reporting and we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal control system and the hiring of additional personnel.  Any such action could have a material adverse effect on our business, prospects, results of operations and financial condition.

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

ADEPTUS HEALTH INC.

Date: July 31, 2015	/s/ Timothy L. Fielding
Timothy L. Fielding
(Chief Financial Officer and Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1

Amendment to Master Funding and Development Agreement, dated as of April 20, 2015, between MPT Operating Partnership, L.P., Adeptus Health LLC and the other signatories party thereto (incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-1 (File No. 333-203652) filed with the SEC on April 27, 2015).

10.2

Third Amendment and Limited Waiver and Consent to Credit Agreement and Second Amendment to Security and Pledge Agreement, dated as of April 20, 2015, among First Choice ER, LLC and Fifth Street Finance Corp.

10.3	Fourth Amendment to Credit Agreement, dated as of May 1, 2015, among First Choice ER, LLC and Fifth Street Finance Corp.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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