Form 10-Q/A
period 2015-06-30
Adeptus Health Inc.
filed 2015-08-13
CIK 1602367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

(Amendment No. 1)

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

OR

☐               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding was 11,563,069 as of July 20, 2015.  The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding was 9,208,227 as of July 20, 2015.

EXPLANATORY NOTE

Adeptus Health Inc. (“Adeptus”) is filing this Amendment No. 1 (the “Amendment”) to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 (the “Original Form 10-Q”), which was filed with the Securities and Exchange Commission (the “SEC”) on July 31, 2015, to include as an exhibit the Operating Agreement of UCHealth Partners LLC, dated as of April 20, 2015, by and between University of Colorado Health and Adeptus Health Colorado Holdings LLC, each as members of UCHealth Partners LLC, together with the integrated agreements.

Except as described above, no other changes have been made to the Original Form 10-Q. This Amendment does not reflect events occurring after the date of the Original Form 10-Q or modify or update any of the other information contained in the Original Form 10-Q.  Accordingly, this Amendment should be read in conjunction with the Original Form 10-Q and with other filings Adeptus makes with the SEC.

PART II — OTHER INFORMATION

Item 6. Exhibits

See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADEPTUS HEALTH INC.

Date: August 13, 2015	/s/ Timothy L. Fielding
Timothy L. Fielding
(Chief Financial Officer and Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1

Amendment to Master Funding and Development Agreement, dated as of April 20, 2015, between MPT Operating Partnership, L.P., Adeptus Health LLC and the other signatories party thereto (incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-1 (File No. 333-203652) filed with the SEC on April 27, 2015).

10.2**

Third Amendment and Limited Waiver and Consent to Credit Agreement and Second Amendment to Security and Pledge Agreement, dated as of April 20, 2015, among First Choice ER, LLC and Fifth Street Finance Corp.

10.3**	Fourth Amendment to Credit Agreement, dated as of May 1, 2015, among First Choice ER, LLC and Fifth Street Finance Corp.

10.4*

Operating Agreement of UCHealth Partners LLC, dated as of April 20, 2015, between University of Colorado Health and Adeptus Health Colorado Holdings LLC, each as members of UCHealth Partners LLC, together with the integrated agreements (Portions of this exhibit have been omitted pursuant to a request for confidential treatment)

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

** Previously included as an exhibit to the Form 10-Q for the quarterly period ended June 30, 2015

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