Form 10-Q
period 2015-09-30
Adeptus Health Inc.
filed 2015-10-30
CIK 1602367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding was 14,257,599 as of October 26, 2015.  The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding was 6,510,738 as of October 26, 2015.

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

On July 29, 2015, we completed a public offering of 2,645,277 shares of our Class A common stock at a price to the public of $105.00 per share and received net proceeds of approximately $265.9 million, after deducting underwriting discounts and commissions and offering expenses. We used the net proceeds from the offering to purchase, for cash, 2,645,277 LLC Units. An additional 1,264,723 shares were also sold by an affiliate of a significant stockholder.

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

•

Upon consummation of the public offering, which closed in August 2015, affiliates of Sterling Partners no longer have consent rights with respect to certain significant corporate actions, including the hiring and firing of our chief executive officer, any change in control and any significant acquisitions, divestitures and equity issuances; and

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Adeptus Health Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30,	December 31,
	2015	2014
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$46,310	$2,002
Restricted cash	9,166	4,795
Accounts receivable, less allowance for doubtful accounts of $30,842 and $13,068, respectively	48,809	37,422
Other receivables and current assets	24,840	17,137
Medical supplies inventory	4,299	4,287
Total current assets	133,424	65,643
Property and equipment, net	72,357	93,892
Investment in unconsolidated joint ventures	43,847	2,100
Deposits	786	1,772
Deferred tax assets	203,257	34,084
Intangibles, net	18,680	20,015
Goodwill	61,009	61,009
Other long-term assets	5,730	4,303
Total assets	$539,090	$282,818
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$21,900	$25,420
Accrued compensation	20,069	13,521
Current maturities of long-term debt	4,448	1,816
Current maturities of capital lease obligations	96	81
Deferred rent	814	607
Total current liabilities	47,327	41,445
Long-term debt, less current maturities	150,204	104,982
Payable to related parties pursuant to tax receivable agreement	187,584	30,039
Capital lease obligations, less current maturities	3,981	4,056
Deferred rent	3,207	2,416
Total liabilities	392,303	182,938
Commitments and contingencies
Shareholders' equity
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized and zero shares issued and outstanding at September 30, 2015	—	—
Class A common stock, par value $0.01 per share; 50,000,000 shares authorized, 14,257,599 and 9,845,016 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	143	98
Class B common stock, par value $0.01 per share; 20,000,000 shares authorized, 6,510,738 and 10,781,153 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	65	108
Additional paid-in capital	84,706	51,238
Accumulated other comprehensive loss	(92)	(74)
Retained earnings (deficit)	5,008	(3,351)
Total shareholders' equity	89,830	48,019
Non-controlling interest	56,957	51,861
Total equity	146,787	99,880
Total liabilities and shareholders' equity	$539,090	$282,818

The accompanying notes are an integral part of these unaudited financial statements.

Adeptus Health Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue:
Patient service revenue	$101,254	$66,533	$301,519	$163,008
Provision for bad debt	(17,907)	(8,934)	(50,365)	(22,390)
Net patient service revenue	83,347	57,599	251,154	140,618
Management and contract services revenue	4,865	—	8,098	—
Total net operating revenue	88,212	57,599	259,252	140,618
Equity in earnings of unconsolidated joint ventures	4,543	—	7,470	—
Operating expenses:
Salaries, wages and benefits	55,420	38,119	155,424	92,577
General and administrative	13,866	9,221	35,701	26,744
Other operating expenses	13,152	7,414	36,998	17,416
Depreciation and amortization	4,259	3,924	13,538	10,374
Total operating expenses	86,697	58,678	241,661	147,111
Income (loss) from operations	6,058	(1,079)	25,061	(6,493)
Other income (expense):
Gain on contribution to joint venture	—	—	24,250	—
Interest expense	(3,753)	(2,635)	(10,925)	(9,160)
Total other (expense) income	(3,753)	(2,635)	13,325	(9,160)
Income (loss) before provision (benefit) for income taxes	2,305	(3,714)	38,386	(15,653)
Provision (benefit) for income taxes	811	(116)	7,617	142
Net income (loss)	1,494	(3,598)	30,769	(15,795)
Less: Net income (loss) attributable to non-controlling interest	820	(2,001)	18,867	(12,182)
Net income (loss) attributable to Adeptus Health Inc.	$674	$(1,597)	$11,902	$(3,613)
Net income (loss) per share of Class A common stock:
Basic	$0.05	$(0.16)	$1.05	$(0.37)
Diluted	$0.05	$(0.16)	$1.05	$(0.37)
Weighted average shares of Class A common stock:
Basic	13,236,064	9,845,016	11,377,557	9,845,016
Diluted	13,236,064	9,845,016	11,377,557	9,845,016

The accompanying notes are an integral part of these unaudited financial statements.

Adeptus Health Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Adeptus Health Inc.		Non-controlling Interest		Total
	Three months ended		Three months ended		Three months ended
	September 30,		September 30,		September 30,
	2015	2014	2015	2014	2015	2014
Net income (loss)	$674	$(1,597)	$820	$(2,001)	$1,494	$(3,598)
Other comprehensive loss, net of tax:
Unrealized loss on interest rate contract	(1)	(2)	—	—	(1)	(2)
Comprehensive income (loss)	$673	$(1,599)	$820	$(2,001)	$1,493	$(3,600)

	Adeptus Health Inc.		Non-controlling Interest		Total
	Nine months ended		Nine months ended		Nine months ended
	September 30,		September 30,		September 30,
	2015	2014	2015	2014	2015	2014
Net income (loss)	$11,902	$(3,613)	$18,867	$(12,182)	$30,769	$(15,795)
Other comprehensive loss, net of tax:
Unrealized loss on interest rate contract	(18)	(63)	—	—	(18)	(63)
Comprehensive income (loss)	$11,884	$(3,676)	$18,867	$(12,182)	$30,751	$(15,858)

The accompanying notes are an integral part of these unaudited financial statements.

Adeptus Health Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Adeptus Health Inc.
						Accumulated
					Additional	Other	Retained	Total	Non-
	Class A shares		Class B shares		Paid-in	Comprehensive	Earnings	Shareholders'	Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Loss	(Deficit)	Equity	Interest	Equity

Balance, December 31, 2014	9,845,016	$98	10,781,153	$108	$51,238	$(74)	$(3,351)	$48,019	$51,861	$99,880
Issuance of Class A restricted stock	144,330	2	—	—	(2)	—	—	—	—	—
Issuance of Class A common stock	4,270,415	43	—	—	(43)	—	—	—	—	—
Purchase of Class B common stock	—	—	(4,270,415)	(43)	13,814	—	—	13,771	(13,771)	—
Class A restricted stock withheld on vesting	(2,162)	—	—	—	(205)	—	—	(205)	—	(205)
Stock-based compensation	—	—	—	—	1,946	—	—	1,946	—	1,946
Effects of tax receivable agreement	—	—	—	—	17,958	—	—	17,958	—	17,958
Tax distribution to LLC unit holders	—	—	—	—	—	—	(3,543)	(3,543)	—	(3,543)
Unrealized loss on interest rate contract	—	—	—	—	—	(18)	—	(18)	—	(18)
Net income	—	—	—	—	—	—	11,902	11,902	18,867	30,769
Balance, September 30, 2015	14,257,599	$143	6,510,738	$65	$84,706	$(92)	$5,008	$89,830	$56,957	$146,787

The accompanying notes are an integral part of these unaudited financial statements.

Adeptus Health Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine months ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$30,769	$(15,795)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss from the disposal or impairment of assets	68	3
Depreciation and amortization	13,538	10,374
Deferred tax benefit	6,328	(1,033)
Amortization of deferred loan costs	719	672
Provision for bad debts	50,365	22,390
Gain on contribution to unconsolidated joint venture	(24,250)	—
Equity in earnings of unconsolidated joint ventures	(7,470)	—
Stock-based compensation	1,946	696
Changes in operating assets and liabilities:
Restricted cash	(4,371)	(4,498)
Accounts receivable	(61,753)	(35,560)
Other receivables and current assets	(4,362)	(2,538)
Medical supplies inventory	(852)	(1,982)
Other long-term assets	(591)	45
Accounts payable and accrued expenses	(3,215)	585
Accrued compensation	6,548	3,994
Deferred rent	1,703	1,804
Net cash provided by (used in) operating activities	5,120	(20,843)
Cash flows from investing activities:
Deposits	921	(470)
Proceeds from sale of property and equipment	1,527	2,003
Capital expenditures	(4,916)	(36,830)
Net cash used in investing activities	(2,468)	(35,297)
Cash flows from financing activities:
Proceeds from public offerings, net of underwriters fees and expenses	360,420	96,226
Purchase of limited liability units from LLC Unit holders	(360,420)	—
Proceeds from long-term borrowings	54,000	93,955
Payment of deferred loan costs	(1,572)	(702)
Payments on borrowings	(6,964)	(69,642)
Payment of capital lease obligations	(60)	(39)
Payment of dividends	—	(60,000)
Tax distribution to LLC Unit holders	(3,543)	(9)
Restricted stock forfeited on vesting to satisfy withholding requirements	(205)	—
Contribution from original owner	—	167
Net cash provided by financing activities	41,656	59,956
Net increase in cash and cash equivalents	44,308	3,816
Cash, beginning of period	2,002	11,495
Cash, end of period	$46,310	$15,311

See Note 12 for Supplemental Cash Flow Information and Supplemental Noncash Activities

The accompanying notes are an integral part of these unaudited financial statements.

Adeptus Health Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

NOTE 1—ORGANIZATION

Adeptus Health Inc. (the "Company") was incorporated as a Delaware corporation on March 7, 2014 for the purpose of facilitating an initial public offering of common equity. The Company is a holding company with its sole material asset being a controlling equity interest in Adeptus Health LLC (or “Adeptus Health”). As the sole managing member of Adeptus Health, the Company operates and controls all of the business and affairs of Adeptus Health LLC and, through Adeptus Health and its subsidiaries, conducts its business. Prior to the initial public offering, the Company had not engaged in any business or other activities except in connection with its formation and the initial public offering.

Adeptus Health is a leading patient-centered healthcare organization expanding access to the highest quality emergency medical care through its network of freestanding emergency rooms and partnerships with premier healthcare providers.  In Texas, Adeptus Health or its predecessors began operations in 2002 and owns and operates First Choice Emergency Room.  In Colorado, in partnership with University of Colorado Health, Adeptus Health operates UCHealth Emergency Rooms.  Together with Dignity Health, the Company also operates Dignity Health Arizona General Hospital and freestanding emergency departments in Arizona.  Adeptus Health is the largest network of freestanding emergency rooms in the United States, delivering both major and minor emergency medical services for adult and pediatric patients.  Adeptus Health has experienced rapid growth in recent periods, growing from 14 freestanding facilities at the end of 2012 to 55 freestanding facilities at the end of 2014, and to 74 freestanding facilities at September 30, 2015. In Texas, the Company’s facilities are currently located in Houston, Dallas/Fort Worth, San Antonio and Austin.  In Colorado, facilities are located in Colorado Springs and Denver.  In Arizona, Dignity Health Arizona General Hospital, a full service general hospital, along with its freestanding emergency departments are located in the Phoenix market.

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

In May 2015, an existing stockholder of ADPT (the “Selling Stockholder”) and the Company sold 750,329 and 1,349,671 shares, respectively, of the Company’s Class A common stock in an underwritten public offering at a price of $63.75 per share.  In connection with the offering, the underwriters exercised in full their option to purchase an additional 222,625 from the Company and 92,375 from the Selling Stockholder.  As a result, the total offering size was 2,415,000 shares of common stock.  The Company used the net proceeds from its issuance of and sale of Class A common stock, par value $0.01 per share, to purchase, for cash, 1,572,296 limited liability company units of Adeptus Health LLC, its direct subsidiary, from certain of the unit holders of Adeptus Health LLC, including certain of its

Adeptus Health Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

directors and executive officers.  The Company did not receive any of the proceeds from the sale of shares of common stock of the Company by the Selling Stockholder.

In July 2015, the Selling Stockholder and the Company sold 1,079,649 and 2,320,351 shares, respectively, of the Company’s Class A common stock in an underwritten public offering at a price of $105.00 per share. In connection with the offering, the underwriters exercised in full their option to purchase an additional 324,926 from the Company and 185,074 from the Selling Stockholder. As a result, the total offering size was 3,910,000 shares of common stock. The Company used the net proceeds from its issuance of and sale of Class A common stock, par value $0.01 per share, to purchase, for cash, 2,645,277 limited liability company units of Adeptus Health LLC, its direct subsidiary, from certain of the unit holders of Adeptus Health LLC, including certain of its directors and executive officers. The Company did not receive any of the proceeds from the sale of shares of common stock of the Company by the Selling Stockholder.

The Company consolidates the financial results of Adeptus Health LLC and its subsidiaries and records non-controlling interest for the economic interest in Adeptus Health LLC held by the non-controlling unit holders. The non-controlling interest ownership percentage as of September 30, 2015 was 31.3%.

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

Adeptus Health Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

All of the Company’s revenue for the three and nine months ended September 30, 2015 and 2014 was earned in the United States.

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

Restricted Cash

The Company is required to restrict cash for letters of credit related to the Master Funding and Development Agreements, as amended, for the first $250.0 million in facility fundings. See Note 11 (Commitments and Contingencies) for more information. Each letter of credit is issued in an amount equal to approximately 50% of one year's base rent relating to completed facilities. As of September 30, 2015 and December 31, 2014, total restricted cash was $9.2 million and $4.8 million, respectively.

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

Adeptus Health Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net patient service revenue by major payor source for the three and nine months ended September 30, 2015 and 2014 were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Medicare	$—	$—	$—	$—
Medicaid	—	—	—	—
Commercial	98,617	65,019	292,972	159,755
Self-pay	1,442	1,059	5,433	2,798
Other	1,195	455	3,114	455
Patient Service Revenue	101,254	66,533	301,519	163,008
Provision for bad debt	(17,907)	(8,934)	(50,365)	(22,390)
Net Patient Service Revenue	$83,347	$57,599	$251,154	$140,618

The Company receives payments from third-party payors that have contracts with the Company in Texas and Colorado prior to the contribution of its Colorado facilities to the joint venture with University of Colorado Health (“UCHealth”) as further described in Note 4. As of September 30, 2015, the Company has a contract with Blue Cross Blue Shield of Texas and two MultiPlan arrangements whereby the Company accesses a number of third-party payors at in-network rates. Four major third-party payors accounted for 85.4%,  84.8%,  85.5% and 84.7% of patient service revenue for the three and nine months ended September 30, 2015 and 2014, respectively. These same payors also accounted for 77.9% and 80.0% of accounts receivable as of September 30, 2015 and December 31, 2014, respectively. The following table sets forth the percentage of patient service revenue earned by major payor source:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Payor:
United HealthCare	31.2%	23.4%	29.7%	23.8%
Blue Cross Blue Shield	21.8	27.1	22.7	27.7
Aetna	18.8	19.6	19.4	19.1
Cigna	13.6	14.7	13.7	14.1
Other	14.6	15.2	14.5	15.3
	100.0%	100.0%	100.0%	100.0%

Accounts receivable are reduced by an allowance for doubtful accounts. In establishing the Company's allowance for doubtful accounts, management considers historical collection experience, the aging of the account, the payor classification, and patient payment patterns. Amounts due directly from patients represent the Company's highest collectability risk. There were not any significant changes in the estimates or assumptions underlying the calculation of the allowance for doubtful accounts for the three and nine months ended September 30, 2015 and 2014.

The Company treats anyone that is emergent, including patients that may be eligible for Medicare or Medicaid. These services are provided at no charge to the patient. Total charity care was approximately 12.2%,  10.1%,  10.0% and 8.8% of patient service revenue for the three and nine months ended September 30, 2015 and 2014, respectively.

Adeptus Health Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense for the three and nine months ended September 30, 2015 and 2014, was approximately $1.6 million,  $1.7 million, $3.9 million and $3.5 million, respectively, and is included as a component of general and administrative expenses within the unaudited condensed consolidated statements of operations.

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

Fair Value of Financial Instruments

The carrying amounts of the Company's financial instruments, including cash, receivables, accounts payable and accrued liabilities approximate their fair value due to their relatively short maturities. At September 30, 2015 and December 31, 2014, the carrying value of the Company's long-term debt was based on the current interest rates and approximates its fair value.

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

Adeptus Health Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Lease Accounting

The Company determines whether to account for its facility leases as operating or capital leases depending on the underlying terms of the lease agreement. This determination of classification is complex and requires significant judgment relating to certain information including the estimated fair value and remaining economic life of the facilities, the Company's cost of funds, minimum lease payments and other lease terms. The lease rates under the Company's lease agreements are subject to certain conditional escalation clauses that are recognized when probable or incurred and are based on changes in the consumer price index or certain operational performance measures. As of September 30, 2015, the Company leased 73 facilities, 72 of which the Company classified as operating leases and one of which the Company classified as a capital lease.

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

Estimated tax expense (benefit) of approximately $0.8 million, $(0.1) million, $7.6 million and $0.1 million are included in the provision for income taxes in the financial statements for the three and nine months ended September 30, 2015 and 2014, respectively. The Company's estimate of the potential outcome of any uncertain tax positions is subject to management's assessment of relevant risks, facts, and circumstances existing at that time. The Company uses a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

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

Variable Interest Entities

The Company follows the guidance in ASC 810-10-15-14 in order to determine if we are the primary beneficiary of a variable interest entity (“VIE”) for financial reporting purposes.  We consider whether we have the power to direct the activities of the VIE that most significantly impact the economic performance of the VIE and whether we have the obligation to absorb losses or the right to receive returns that would be significant to the VIE. We consolidate a VIE when we are the primary beneficiary of the VIE. At September 30, 2015, the Company determined that it has one joint venture interest which it considers a VIE for which it is not the primary beneficiary.  Accordingly, we account for this investment in joint venture using the equity method.

Investment in Unconsolidated Joint Ventures

Investments in unconsolidated companies in which the Company exerts significant influence but does not control or otherwise consolidate are accounted for using the equity method. As of September 30, 2015, the Company accounted for 14 freestanding facilities associated with our joint venture with University of Colorado Health and our Arizona hospital and its three freestanding departments associated with our joint venture with Dignity Health using the equity method. The Company has an ownership interest of 49.9% in each joint venture.

These investments are included as investment in unconsolidated joint ventures in the accompanying unaudited condensed consolidated balance sheets.

Equity in earnings of unconsolidated joint ventures consists of (i) the Company’s share of the income (loss) generated from its non-controlling equity investment in one full-service healthcare hospital facility and three freestanding emergency rooms in Arizona, and (ii) the Company’s preferred return and its share of the income (loss) generated from its non-controlling equity investment in 14 freestanding emergency rooms in Colorado. Because the operations are central to the Company’s business strategy, equity in earnings of unconsolidated joint ventures is classified as a component of operating income in the accompanying unaudited condensed consolidated statements of operations. The Company has contracts to manage the facilities, which results in the Company having an active role in the operations of the facilities and devoting a significant portion of its corporate resources to the fulfillment of these management responsibilities.

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

Adeptus Health Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

NOTE 3—PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2015	2014
Leasehold improvements	$72,757	$77,354
Computer equipment	4,973	3,700
Medical equipment	4,110	4,213
Office equipment	4,963	4,307
Automobiles	243	243
Land	6,758	8,276
Construction in progress	603	8,835
Buildings	4,667	4,667
	99,074	111,595
Less accumulated depreciation	(26,717)	(17,703)
Property and equipment, net	$72,357	$93,892

Assets under capital leases totaled approximately $4.2 million as of September 30, 2015 and December 31, 2014, respectively, and were included within the buildings component of net property and equipment. Accumulated depreciation associated with these capital lease assets totaled approximately $0.5 million and $0.3 million as of September 30, 2015 and December 31, 2014, respectively.

NOTE 4—INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

Joint Venture with Dignity Health

On October 22, 2014, the Company announced its expansion into Arizona through a joint venture with Dignity Health, one of the nation’s largest health systems. The partnership started with Dignity Health Arizona General Hospital,

Adeptus Health Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

a full-service general hospital facility in Laveen, Arizona, and includes providing for additional access to emergency medical care in the Phoenix area. As of September 30, 2015, the joint venture with Dignity Health in Arizona has three freestanding emergency departments in Arizona.

Joint Venture with UCHealth

On April 21, 2015, the Company announced the formation of a joint venture with UCHealth to enhance access to emergency medical care in Colorado.  The Company contributed the 12 existing freestanding emergency rooms it held in Colorado and the related business associated with these facilities to the joint venture.  The contribution of the controlling interest in these facilities and their operations was deemed a change of control for accounting purposes, and as such, the Company has recorded a gain of $24.3 million on the contribution of the previously fully owned facilities during the nine months ended September 30, 2015. As of September 30, 2015, the joint venture had 14 freestanding facilities under the UCHealth partnership.

Pursuant to the terms of the joint venture agreement, the Company receives an annual preferred return up to a specified amount on its investment in the joint venture prior to proportionate distributions to the partners.

Joint Venture with Ochsner Health System

In September 2015, the Company announced the formation of a new partnership with New Orleans-based Ochsner Health System to enhance access to emergency medical care in Louisiana. The joint venture will include a hospital and multiple freestanding emergency departments in locations still to be determined.

The Company accounts for each of these joint ventures under the equity method of accounting as an investment in unconsolidated joint ventures, as the Company’s level of influence is significant but does not reach the threshold of controlling the entity.

The following summarizes the unaudited results of operations of our equity method investees, which represents 100% of their activities for the periods presented (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Statement of Operations Data:
Net patient service revenue	25,691	—	46,354	—
Total operating expenses	21,596	—	40,622	—
Net income	$4,095	$—	$5,732	$—

Adeptus Health Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes the change in goodwill during the nine months ended September 30, 2015 (in thousands):

Balance at December 31, 2014	$61,009
Adjustments	—
Balance at September 30, 2015	$61,009

The following table summarizes the change in intangible assets during the nine months ended September 30, 2015 (in thousands):

	Noncompete	Trade	Domain
	Agreements	Names	Names	Total
Balance at December 31, 2014	$3,115	$9,300	$7,600	$20,015
Additions	—	—	—	—
Amortization	(1,335)	—	—	(1,335)
Balance at September 30, 2015	$1,780	$9,300	$7,600	$18,680

NOTE 6—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

As of September 30, 2015, the Company maintained one interest rate cap agreement with notional amount totaling $37.5 million. This agreement has the economic effect of capping the LIBOR variable component of the Company's interest rate at a maximum of 3.00% on an equivalent amount of the Company's Term Loan debt. The cap agreement was entered into in November 2013 at a cost of $0.09 million and expires on November 30, 2016. This cap agreement is designated as a cash flow hedge and, as a result, changes in the fair values of this cap agreement are reported in other comprehensive income. As of September 30, 2015, approximately $0.1 million of deferred losses on derivative instruments are included in other comprehensive income. The cap agreement does not contain credit-risk contingent features.

The following table summarizes the Company's derivative instruments (in thousands):

		September 30,	December 31,
		2015	2014
	Balance Sheet Location	Fair Value	Fair Value
Derivative designated as hedging instruments
Interest rate contracts	Other long-term assets	$—	$19

Adeptus Health Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2015	2014
Accounts payable	$7,800	$14,133
Accrued expenses	7,254	4,431
Accrued tax distribution to LLC Unit holders	4,246	4,246
Other	2,600	2,610
Total accounts payable and accrued expenses	$21,900	$25,420

NOTE 8—DEBT

The components of debt consisted of the following (in thousands):

	September 30,	December 31,
	2015	2014
Term loan	$75,000	$75,000
Delayed draw term loan	79,000	25,000
Revolving credit	—	5,500
Other financing agreements	652	1,298
	154,652	106,798
Less current maturities	(4,448)	(1,816)
	$150,204	$104,982

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

Borrowings under the Facility bear interest, at our option, at a rate equal to an applicable margin over (a) a base rate determined by reference to the highest of (1) the prime rate, (2) the federal funds effective rate plus 0.50% and (3) LIBOR for an interest period of one month plus 1%, or (b) LIBOR for the applicable interest period. The margin for

Adeptus Health Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the Facility is 6.50% in the case of base rate loans and 7.50% in the case of LIBOR loans. The Facility includes an unused line fee of 0.50% per annum on the revolving commitment and delayed draw term loan commitment, a draw fee of 1.0% of the principal amount of each borrowing on the delayed draw term loan and an annual Agency fee of $0.1 million. In April 2015, the Company drew $30.0 million on the delayed draw term loan prior to its expiration. At December 31, 2014, the Company had $80.2 million available under the delayed draw term commitment. The Company had approximately $9.5 million and $4.0 million available under the revolving commitment at September 30, 2015 and December 31, 2014, respectively.

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

The Facility contains certain affirmative covenants, negative covenants, and financial covenants which are measured on a quarterly basis. As of September 30, 2015, the Company was in compliance with all covenant requirements.

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

NOTE 9—TRANSACTIONS WITH RELATED PARTIES

The Company made payments to a significant shareholder of the Company for management services related to an advisory services agreement and reimbursement of certain expenses. The total amount paid to this related party was approximately $20,000,  $20,000,  $24,000 and $0.6 million for the three and nine months ended September 30, 2015 and 2014, respectively.  In connection with the consummation of the initial public offering, the advisory services agreement was terminated and the Company paid a one-time termination payment fee of $2.0 million in July 2014.

The Company made payments for contractor services to various related-party vendors, which totaled approximately $32,000,  $36,000,  $93,000 and $102,000 for the three and nine months ended September 30, 2015 and 2014, respectively.

NOTE 10—EMPLOYEE BENEFIT PLANS

The Company provides a 401(k) savings plan to all employees who have met certain eligibility requirements, including performing one month of service with the Company. The 401(k) plan permits matching and discretionary employer contributions. During the nine months ended September 30, 2015 and 2014, the Company contributed approximately $0.9 million and $0.5 million to the 401(k) Plan for 2014 and 2013 matching contributions, respectively.

Adeptus Health Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—COMMITMENTS AND CONTINGENCIES

Litigation and Asserted Claims

The Company is a party to various legal proceedings arising in the ordinary course of business. While, management believes the outcome of pending litigation and claims will not have a material adverse effect on the Company's consolidated financial condition, operations, or cash flows, litigation is subject to inherent uncertainties.

Insurance Arrangements

The Company is self-insured for employee health benefits. Accruals for losses are provided based upon claims experience and actuarial assumptions, including provisions for incurred but not reported losses. At September 30, 2015 and December 31, 2014, the Company has an accrual of approximately $0.8 million and $0.7 million, respectively, for incurred but not reported claims, which is included in accrued compensation within the condensed consolidated balance sheets.

The Company is insured for worker's compensation claims up to $1.0 million per accident and per employee with a policy limit of $1.0 million. The Company submits periodic payments to its insurance broker based upon estimated payroll. Worker's compensation expense for the three and nine months ended September 30, 2015 and 2014 was approximately $72,000,  $20,000,  $217,000 and $203,000. The Company is insured for professional liability claims up to $1.0 million per incident and $3.0 million per facility with an aggregate policy limit of $20.0 million.

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

In addition to the MPT Agreements, the Company has entered into similar agreements with certain developers to fund and lead the development efforts on the construction of future facilities. As of September 30, 2015, the Company

Adeptus Health Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

had total receivables of $11.3 million from the lessor to the MPT agreements and certain other developers for soft costs incurred for facilities currently under development.

The Company leases approximately 80,000 square feet for its corporate headquarters. Lease expense associated with this lease was $0.4 million, $0.4 million, $1.2 million and $1.0 million for the three and nine months ended September 30, 2015 and 2014, respectively.

Future minimum lease payments required under noncancelable operating leases and future minimum, capital lease payments as of September 30, 2015 were as follows (in thousands):

	Capital	Operating
Years ending December 31,	leases	leases
2015 (3 months)	$131	$10,255
2016	533	40,510
2017	543	38,209
2018	554	33,965
2019	565	28,124
Thereafter	5,512	271,019
Total future minimum lease payments	$7,838	$422,082
Less: Amounts representing interest	(3,761)
Present value of minimum lease payments	4,077
Current portion of capital lease obligations	96
Long-term portion of capital lease payments	$3,981

Rent expense totaled approximately $7.8 million, $3.8 million, $22.1 million and $8.7 million for the three and nine months ended September 30, 2015 and 2014, respectively and is included as a component of other operating expenses within the unaudited condensed consolidated statements of operations.  The Company has sublease agreements with the joint ventures in Arizona and Colorado, under which the Company subleases certain freestanding emergency room facilities, ground leases and equipment leases to the joint ventures.  Under these agreements, the Company received $3.6 million and $6.8 million during the three and nine months ended September 30, 2015, respectively, as rental income which is accounted for as a reduction of rent expense.

NOTE 12—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information and supplemental noncash activities consisted of the following for the nine months ended September 30 (in thousands):

	September 30, 2015	September 30, 2014
Supplemental cash flow information:
Interest paid	$10,147	$6,715
Taxes paid	1,650	581
Supplemental noncash activities:
Acquisition of property and equipment in accounts payable and accrued expenses	$—	$3,642
Assets acquired through capital lease	—	287
Note payable for other financing agreements	818	662
Contribution of assets to joint venture	12,027	—
Accrual of owner distributions	—	474

Adeptus Health Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—STOCK BASED COMPENSATION

In connection with the initial public offering, the Company’s Board of Directors adopted the Adeptus Health Inc. 2014 Omnibus Incentive Plan (the “Omnibus Incentive Plan”).  The Omnibus Incentive Plan provides for the granting of stock options, restricted stock and other stock-based or performance-based awards to directors, officers, employees, consultants and advisors of the Company and its affiliates. The total number of shares of Class A common stock that may be issued under the Omnibus Incentive Plan is 1,033,500.  At September 30, 2015, 192,120 stock-based awards had been issued under the Omnibus Incentive Plan (excluding forfeitures) and 841,380 stock-based awards remained available for equity grants.

The Company did not issue any restricted shares of Class A common stock during the three months ended September 30, 2015.  During the three months ended September 30, 2014, the Company issued 35,856 restricted shares of Class A common stock.    The fair value of these restricted shares of Class A common stock issued during the three months ended September 30, 2014 was $25.10 per share, and these shares vest over a period of six months to 4 years.  During the nine months ended September 30, 2015 and 2014, the Company issued 149,741 and 47,790 restricted shares of Class A common stock, respectively. The fair value of these restricted shares of Class A common stock issued during the nine months ended September 30, 2015 ranged from $35.03 to $93.72 per share, and these shares vest over a period of six months to 4 years.  The fair value of these restricted shares of Class A common stock issued during the nine months ended September 30, 2014 ranged from $22.00 to $25.10 per share, and these shares vest over a period of six months to 4 years.

The Company also has one legacy equity-compensation plan, under which it has issued agreements awarding incentive units (restricted units) in the Company to certain employees and non-employee directors. In conjunction with the Reorganization Transactions, these restricted units were replaced with LLC Units with consistent restrictive terms. The restricted units are subject to such conditions as continued employment, passage of time and/or satisfaction of performance criteria as specified in the agreements. The restricted units vest over 3 to 4 years from the date of grant. The Company used a waterfall calculation, based on the capital structure and payout of each class of debt and equity, and a present value pricing model less marketability discount to determine the fair values of the restricted units. The Company did not issue any incentive units under the legacy plan during the three and nine months ended September 30, 2015 and 2014.

The Company recorded compensation expense of $0.8 million, $0.4 million, $1.8 million and $0.7 million, adjusted for forfeitures, during the three and nine months ended September 30, 2015 and 2014, respectively, related to restricted units with time-based vesting schedules. Compensation expense for the value of the portion of the time-based restricted unit that is ultimately expected to vest is recognized using a straight-line method over the vesting period, adjusted for forfeitures.  On February 18, 2015, our Board of Directors accelerated the vesting of all performance-based units. As a result of the acceleration, the Company recognized $0.1 million of additional stock-based compensation expense for the nine months ended September 30, 2015.

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

Adeptus Health Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Prior to the Reorganization, we were not a federal taxpayer. The Company’s effective tax rate for the period differs from the statutory rates due primarily to state taxes that are not based on pre-tax income/(loss) but on gross margin resulting in state tax expense with little relation to pre-tax income and even in periods of pretax losses.

The Company’s deferred tax assets of $203.3  million are composed of $201.6 million due to the underlying basis difference in Adeptus Health LLC established upon exchanges of LLC Units to Class A common stock and the liability associated with the tax receivable agreement and $1.7 million related to other temporary differences.

Tax Receivable Agreement

Upon the consummation of the Company’s initial public offering, the Company entered into a tax receivable agreement with the LLC Unit holders after the closing of the offering that provides for the payment from time to time by the Company to the LLC Unit holders of 85% of the amount of the benefits, if any, that the Company is deemed to realize as a result of increases in tax basis and certain other tax benefits related to exchanges of LLC Units pursuant to the exchange agreement, including tax benefits attributable to payments under the tax receivable agreement.  These payment obligations are obligations of the Company; however, payments to LLC Unit holders will only be paid as tax benefits for the Company are realized. For purposes of the tax receivable agreement, the benefit deemed realized by the Company was computed by comparing its actual income tax liability (calculated with certain assumptions) to the amount of such taxes that the Company would have been required to pay had there been no increase to the tax basis of the assets of Adeptus Health LLC as a result of the exchanges and had the Company not entered into the tax receivable agreement. The step-up in basis will depend on the fair value of the LLC Units at conversion.

 As of September 30, 2015, the Company has recorded an estimated payable pursuant to the tax receivable agreement of $187.6 million related to exchanges of LLC Units in connection with public offerings and other exchanges that are expected to give rise to certain tax benefits in the future.

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

Adeptus Health Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Numerator
Net income (loss) attributable to Adeptus Health Inc.	$674	$(1,597)	$11,902	$(3,613)

Denominator:
Denominator for basic net income (loss) per Class A common share-weighted average shares	13,236,064	9,845,016	11,377,557	9,845,016

Effect of dilutive securities:
Restricted shares	—	—	—	—

Denominator for diluted net income (loss) per Class A common share-weighted average shares	13,236,064	9,845,016	11,377,557	9,845,016

Net income (loss) attributable to Adeptus Health Inc. per Class A common share - Basic	$0.05	$(0.16)	$1.05	$(0.37)

Net income (loss) attributable to Adeptus Health Inc. per Class A common share - Diluted	$0.05	$(0.16)	$1.05	$(0.37)

Earnings per share information is not applicable for reporting periods prior to the initial public offering. The shares of Class B common stock do not share in the earnings or losses of Adeptus Health Inc. and are therefore not participating securities. Accordingly, basic and diluted net loss per share of Class B common stock has not been presented.

16. SUBSEQUENT EVENTS

On October 6, 2015, the Company entered into a senior secured credit facility (the “New Facility”) for a $125.0 million term loan and a $50.0 million revolving facility. The New Facility matures on October 6, 2020. The revolving credit facility includes a sub-limit of $15.0 million for letters of credit and a sub-limit of $5.0 million for swing line loans. In addition, the New Facility contains an option to borrow up to an additional $50.0 million under certain conditions. All of the assets of the Company’s subsidiaries are pledged as collateral under the New Facility, and such subsidiaries guarantee the New Facility. Borrowings under the New Facility replace the Company’s existing credit facility and will be used by the Company to provide financing for working capital and capital expenditures.

Borrowings under the New Facility bear interest, at our option, at a rate equal to an applicable margin over (a) a base rate determined by reference to the highest of (1) the prime rate, (2) the federal funds effective rate plus 0.50% and (3) LIBOR for an interest period of one month plus 1%, or (b) LIBOR for the applicable interest period. The applicable margin for the New Facility ranges, based on our consolidated net leverage ratio, from 2.25% to 3.00% in the case of base rate loans and from 3.25% to 4.00% in the case of LIBOR loans. The New Facility includes an unused line fee ranging, based on our consolidated net leverage ratio, from 0.40% to 0.50% per annum on the revolving commitment.

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

Overview

We are a patient-centered healthcare organization providing emergency medical care through the largest network of freestanding emergency rooms in the United States and partnerships with leading healthcare systems. We own and operate First Choice Emergency Rooms in Texas and UCHealth Emergency Rooms in partnership with University of Colorado Health in Colorado.  Together with Dignity Health, the company also operates Dignity Health Arizona General Hospital and freestanding emergency departments in Arizona.  Adeptus Health is the largest and oldest network of freestanding emergency rooms in the United States. We have experienced rapid growth in recent periods, growing from 14 freestanding facilities at the end of 2012 to 55 freestanding facilities at the end of 2014 and to 74 freestanding facilities as of September 30, 2015. We own and/or operate facilities currently located in the Houston, Dallas/Fort Worth, San Antonio and Austin, Texas markets, as well as in the Colorado Springs and Denver, Colorado and Phoenix, Arizona markets. By the end of 2015, we expect to be operating 79 freestanding facilities and two hospitals in our target markets.

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

Secondary Offerings

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

On July 29, 2015, we completed a public offering of 2,645,277 shares of our Class A common stock at a price to the public of $105.00 per share and received net proceeds of approximately $265.9 million, after deducting underwriting discounts and commissions and offering expenses. We used the net proceeds from the offering to purchase, for cash, 2,645,277 LLC Units. An additional 1,264,723 shares were also sold by an affiliate of a significant stockholder.

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

Patient service revenue before the provision for bad debt by major payor source for the periods indicated is as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Medicare	$—	$—	$—	$—
Medicaid	—	—	—	—
Commercial	98,617	65,019	292,972	159,755
Self-pay	1,442	1,059	5,433	2,798
Other	1,195	455	3,114	455
Patient Service Revenue	101,254	66,533	301,519	163,008
Provision for bad debt	(17,907)	(8,934)	(50,365)	(22,390)
Net Patient Service Revenue	$83,347	$57,599	$251,154	$140,618

Four major third-party payors accounted for 85.4%,  84.8%, 85.5% and 84.7%, of our patient service revenue for the three and nine months ended September 30, 2015 and 2014, respectively. These same payors also accounted for 77.9% and 80.0% of our accounts receivable as of September 30, 2015 and December 31, 2014, respectively.

The following table presents a breakdown by major payor source of the percentage of net patient revenues for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Payor:
United HealthCare	31.2%	23.4%	29.7%	23.8%
Blue Cross Blue Shield	21.8	27.1	22.7	27.7
Aetna	18.8	19.6	19.4	19.1
Cigna	13.6	14.7	13.7	14.1
Other	14.6	15.2	14.5	15.3
	100.0%	100.0%	100.0%	100.0%

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

Freestanding emergency room facilities, like hospital emergency rooms, are full-service emergency rooms licensed by the states of Texas,  Colorado and Arizona. As such, we collect the emergency room benefits based on a patient's specific insurance plan. Additionally, Texas insurance law provides that all fully funded insurance plans should pay all emergency claims at the in-network benefit rate, regardless of the provider's contract status.

Self-Pay

Self-pay consists of out-of-pocket payments for treatments by patients not otherwise covered by third-party payors. For the three and nine months ended September 30, 2015 and 2014, self-pay payments accounted for 1.4%, 1.6%, 1.8% and 1.7% of our patient service revenue, respectively.

Charity Care

Charity care consists of the write-off of all charges associated with patients who are treated but do not have commercial insurance or the ability to self-pay. This includes all charges associated with care provided to patients covered by Medicare and/or Medicaid, as we do not currently receive reimbursements under those programs in Texas and Colorado. For the three and nine months ended September 30, 2015 and 2014, charity care write-offs represented 12.2%,  10.1%,  10.0% and 8.8%, of our patient service revenue, respectively.

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

Systemwide Same-Store Revenue

We begin comparing systemwide same-store revenue for a new facility on the first day of the 16th full fiscal month following the facility's opening, which is when we believe systemwide same-store comparison becomes meaningful. When a facility is relocated, we continue to include revenue from that facility in systemwide same-store revenue. Systemwide same-store revenue allows us to evaluate how our facility base is performing by measuring the change in period-over-period net revenue in facilities that have been open for 15 months or more. Various factors affect systemwide same-store revenue, including outbreaks of illnesses, changes in marketing and competition. Opening new facilities is an important part of our growth strategy. For the three months ended September 30, 2015, our systemwide same-store revenue grew by 19.7% to $51.6 million from $43.1 million for the three months ended September 30, 2014.  For the nine months ended September 30, 2015, our systemwide same-store revenue grew by 18.6% to $130.7 million from $110.2 million for the nine months ended September 30, 2014. These new facilities, within 15 months after opening, generally have historically generated approximately $5.0 million to $6.0 million in annual net revenue and on average have historically incurred approximately $3.6 million to $4.0 million in annual operating expenses. On that basis, our average annual estimated operating income, excluding depreciation and amortization, for such facilities has historically been between $1.0 million and $2.0 million, which would represent a facility operating margin, excluding depreciation and amortization, of between approximately 28% and 33%. As we continue to pursue our growth strategy, we anticipate that a significant percentage of our revenue will come from stores not yet included in our systemwide same-store revenue calculation.

Systemwide Net Patient Services Revenue

The revenues and expenses of equity method facilities are not directly included in our consolidated GAAP results. Only the (i) Company’s share of the income (loss) generated from its non-controlling equity investment in one full-service healthcare hospital facility and three freestanding emergency rooms in Arizona, and (ii) the Company’s preferred return and its share of the income (loss) generated from its non-controlling equity investment in 14 freestanding emergency rooms in Colorado is reported on a net basis in the line item Equity in earnings of unconsolidated joint ventures. Because of this, management supplementally focuses on non-GAAP systemwide results, which measure results from all our facilities, including revenues from our consolidated facilities and our equity method facilities (without adjustment based on our percentage of ownership). Systemwide net patient services revenues is a non-GAAP measure of our financial performance, as it includes revenue from our unconsolidated facilities as if they were consolidated, and should not be considered as an alternative to net patient service revenue as a measure of financial performance, or any other performance measure derived in accordance with GAAP. We believe the presentation of systemwide net patient service revenue provides supplemental information regarding our financial performance as it includes revenue earned by all of our affiliated facilities, regardless of consolidation.

For the three months ended September 30, 2015, systemwide net patient services revenue grew by 89.2% to $109.0 million for the three months ended September 30, 2015, from $57.6 million for the three months ended September 30, 2014.  The growth in systemwide net patient services revenue was primarily attributable to the impact of increased patient volumes from the expansion of the number of freestanding facilities from 51 to 74 and annual gross charge increases, coupled with opening Dignity Health Arizona General Hospital, a full service general hospital located in Laveen, Arizona. For the three months ended September 30, 2015, systemwide patient volume grew by 54.2% to 60,926 compared to 39,522 for the three months ended September 30, 2014.

For the nine months ended September 30, 2015, systemwide net patient services revenue grew by 111.6% to $297.5 million for the nine months ended September 30, 2015, from $140.6 million for the nine months ended September 30, 2014. The growth in systemwide net patient services revenue was primarily attributable to the impact of increased patient volumes from the expansion of the number of freestanding facilities from 51 to 74 and annual gross charge increases, coupled with opening Dignity Health Arizona General Hospital, a full service general hospital located in Laveen, Arizona. For the nine months ended September 30, 2015, systemwide patient volume grew by 71.2% to 168,446 compared to 98,415 for the nine months ended September 30, 2014.

The following table sets forth a reconciliation of our systemwide net patient services revenue for the periods indicated (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Net Patient Services Revenue:
Consolidated facilities	$83,347	$57,599	$251,154	$140,618
Unconsolidated joint ventures	25,691	—	46,354	—
Systemwide net patient services revenue	$109,038	$57,599	$297,508	$140,618

(1)	Net patient services revenue from our Colorado facilities is included as consolidated facilities revenue until consummation of the UCHealth joint venture on April 20, 2015.

Adjusted EBITDA

We define Adjusted EBITDA as net income before interest, taxes, depreciation, and amortization, further adjusted to eliminate the impact of certain additional items, including advisory services paid to a significant shareholder, facility pre-opening expenses, management recruiting expenses, stock compensation expense, costs associated with our  public offerings, gain recognized on the contribution and change of control of previously owned freestanding facilities to the joint venture with UCHealth and other non-recurring costs and gains that we do not consider in our evaluation of ongoing operating performance from period to period. Adjusted EBITDA is included in this Quarterly Report on Form 10-Q because it is a key metric used by management to assess our financial performance. We use Adjusted EBITDA to supplement GAAP measures of performance in order to evaluate the effectiveness of our business strategies, to make budgeting decisions and to compare our performance against that of other peer companies using similar measures. Adjusted EBITDA is also frequently used by analysts, investors and other interested parties to evaluate companies in our industry.

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

The following table sets forth a reconciliation of our Adjusted EBITDA to net income (loss) using data derived from our condensed consolidated financial statements for the periods indicated (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income (loss)	$ 1,494	($3,598)	$ 30,769	($15,795)
Depreciation and amortization(a)	4,902	3,924	14,587	10,374
Interest expense(b)	3,753	2,635	10,925	9,160
Provision for income taxes	811	(116)	7,617	142
Gain on contribution to joint venture(c)	-	-	(24,250)	-
Advisory services agreement fees and expenses(d)	-	-	-	293
Preopening expenses(e)	5,102	3,098	9,191	6,107
Management recruiting expenses(f)	-	-	185	156
Stock compensation expense(g)	789	357	1,946	696
Public offering costs (h)	1,079	159	2,072	5,157
Other(i)	711	541	1,801	1,747
Total adjustments	17,147	10,598	24,074	33,832
Adjusted EBITDA	$ 18,641	$ 7,000	$ 54,843	$ 18,037

(a)

Consists of the Company’s consolidated depreciation and amortization as well as our proportionate share of joint venture depreciation and amortization included in equity in earnings of unconsolidated joint ventures in the Condensed Consolidated Statement of Operations.

(b)	Consists of interest expense and fees of $3.8 million, $2.6 million, $10.9 million and $9.2 million for the three and nine months ended September 30, 2015 and 2014, respectively.
(c)	Consists of a gain recognized on the contribution and change of control of previously owned freestanding facilities to the joint venture with UCHealth.
(d)

Consists of management fees and expenses paid to a significant shareholder under our Advisory Services Agreement. The Advisory Services Agreement was terminated in connection with the consummation of our initial public offering in June 2014.

(e)	Includes labor, marketing costs and occupancy costs prior to opening a facility.
(f)	Third-party costs and fees involved in recruiting our management team.
(g)	Stock compensation expense associated with grants of management incentive units and restricted common stock.
(h)	For the three and nine months ended September 30, 2015, we incurred cost of $1.1 million and $2.1 million, respectively, in conjunction with secondary public offerings.

For the three and nine months ended September 30, 2014, we incurred costs of $0.2 million and $5.2 million, respectively, in conjunction with our initial public offering, including $2.4 million in bonuses for certain members of management, $2.3 million in costs related to the termination of our Advisory Services Agreement and $0.5 million of other offering costs.

(i)

For the three months ended September 30, 2015, we incurred costs to develop long-term strategic goals and objectives totaling $0.7 million. For the three months ended September, 2014, we incurred terminated real-estate development costs totaling approximately $0.1 million and costs to develop long-term strategic goals and objectives totaling approximately $0.4 million.

For the nine months ended September 30, 2015, we incurred costs to develop long-term strategic goals and objectives totaling $1.8 million. For the nine months ended September 30, 2014, we incurred costs to develop long-term strategic goals and objectives totaling approximately $1.1 million, terminated real-estate development costs totaling approximately $0.5 million and board fees and travel expenses paid to members of the board of directors totaling approximately $0.1 million.

Results of Operations

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30,  2014

The following table summarizes our results of operations for the three months ended September 30, 2015 and 2014 (in thousands):

	Three months ended September 30,
					Percentage of
			Change from prior		net patient
			period		service revenue
	2015	2014	$	%	2015	2014
Statement of Operations Data:
Revenue
Patient service revenue	$101,254	$66,533	$34,721	52.2%
Provision for bad debt	(17,907)	(8,934)	(8,973)	100.4
Net patient service revenue	83,347	57,599	25,748	44.7	100%	100%
Management and contract services revenue	4,865	—	4,865	—	5.8	—
Total net operating revenue	88,212	57,599	30,613	53.1	105.8	100.0
Equity in earnings of unconsolidated joint ventures	4,543	—	4,543	—	5.5	—
Operating expenses:
Salaries, wages and benefits	55,420	38,119	17,301	45.4	66.5	66.2
General and administrative	13,866	9,221	4,645	50.4	16.6	16.0
Other operating expenses	13,152	7,414	5,738	77.4	15.8	12.9
Depreciation and amortization	4,259	3,924	335	8.5	5.1	6.8
Total operating expenses	86,697	58,678	28,019	47.8	104.0	101.9
Income (loss) from operations	6,058	(1,079)	7,137	(661.4)	7.3	(1.9)
Other income (expense):
Interest expense	(3,753)	(2,635)	(1,118)	42.4	(4.5)	(4.6)
Total other income (expense)	(3,753)	(2,635)	(1,118)	42.4	(4.5)	(4.6)
Income (loss) before provision for income taxes	2,305	(3,714)	6,019	(162.1)	2.8	(6.4)
Provision for income taxes	811	(116)	927	(799.1)	1.0	(0.2)
Net income (loss)	$1,494	$(3,598)	$5,092	(141.5)%	1.8%	(6.2)%

Overall

Our results for the three months ended September 30, 2015 reflect a 53.1% increase in net operating revenue to  $88.2 million and net income of $1.5 million compared to a  net loss of $3.6 million for the three months ended September 30,  2014. The net income is primarily attributable to a $30.6 million increase in net operating revenue coupled with $4.5 million in earnings of unconsolidated joint ventures, partially offset by a $28.0 million increase in salaries, wages, benefits and other costs related to our growth initiatives, an increase in the provision for income tax of $0.9 million and an increase in interest expense of $1.1 million.

Revenue

Patient Service Revenue

Patient service revenue increased by $34.7 million, or 52.2%, to $101.3 million for the three months ended September 30, 2015, from $66.5 million for the three months ended September 30, 2014. This increase was primarily attributable to an increase in patient volumes generated from new facilities and gross charge increases in late February

2015. This increase was partially offset by deconsolidation of revenues associated with freestanding facilities contributed to the UCHealth joint venture in April 2015.

Provision for Bad Debt

Our provision for bad debt increased by $9.0 million to $17.9 million for the three months ended September 30, 2015, from $8.9 million for the three months ended September 30, 2014. Of this increase, $3.0 million was attributable to revenue generated from new facilities, an increase in patient volume and a continued shift in insurance plans to high deductible plans.

Net Patient Service Revenue

As a result of the factors described above, our net patient service revenue increased by $25.7 million, or 44.7%, to $83.3 million for the three months ended September 30, 2015, from $57.6 million for the three months ended September 30, 2014.

Management and Contract Services Revenue

The Company recorded $4.9 million in management and contract services revenue for the three months ended September 30, 2015 as a result of entering into joint ventures with Dignity Health in October 2014 and UCHealth in April 2015.

Equity in Earnings of Unconsolidated Joint Ventures

The Company recorded $4.5 million in equity in earnings of unconsolidated joint ventures for the three months ended September, 2015 as a result of entering into joint ventures with Dignity Health in October 2014 and UCHealth in April 2015.

Operating Expenses

Salaries, Wages and Benefits

Salaries, wages and benefits increased by $17.3 million to $55.4 million for the three months ended September, 2015, from $38.1 million for the three months ended September, 2014. This increase was primarily attributable to an increase in new facilities along with standard salary increases, which contributed $14.8 million in facility compensation, coupled with an increase of $2.5 million related to our continued efforts to add staff to support new facility growth offset by the deconsolidation of salaries attributable to joint ventures.

General and Administrative

General and administrative expenses increased by $4.6 million to $13.9 million for the three months ended September 30, 2015, from $9.2 million for the three months ended September 30, 2014. This increase was primarily attributable to $0.3 million in additional marketing costs associated with opening new facilities and our consumer awareness program, $0.6 million in additional facility utilities and insurance expenses, $2.1 million in legal and accounting expenses, $0.9 million in costs associated with the secondary offering and $0.7 million in other corporate expenses, offset by the deconsolidation of costs attributable to joint ventures.

Other Operating Expenses

Other operating expenses increased by $5.7 million to $13.2 million for the three months ended September 30, 2015, from $7.4 million for the three months ended September 30, 2014. This increase was primarily attributable to $3.3 million in additional lease costs for buildings and medical equipment at new and existing facilities, $0.9 million in building and medical equipment maintenance for new and existing facilities, patient care and supply costs at new facilities contributed $0.9 million in additional expenses, coupled with an increase of $0.6 million at existing facilities. These costs were offset by the deconsolidation of costs attributable to joint ventures.

Depreciation and Amortization

Depreciation and amortization expenses increased by $0.3 million to $4.3 million for the three months ended September 30, 2015, from $3.9 million for the three months ended September 30, 2014. This increase was primarily attributable to the construction of new facilities that opened during 2014 and 2015, as well as new equipment at those facilities, offset by the deconsolidation of costs attributable to joint ventures.

Other (Expense)

Interest Expense

Interest expense primarily consists of interest on our Senior Secured Credit Facility and on one facility treated as a capital lease. Our interest expense increased by $1.1 million to $3.8 million for the three months ended September 30, 2015, compared to $2.6 million for the three months ended September 30, 2014. This increase was primarily attributable to an increase in borrowings to fund working capital needs of new facilities and a delayed draw funding prior to the expiration of that provision of the Credit Facility.

Income (Loss) Before Provision (Benefit) for Income Taxes

As a result of the factors described above, we recorded income before provision (benefit) for income taxes of $2.3 million for the three months ended September 30, 2015, compared to a net loss of $3.7 million for the three months ended September 30, 2014.

Provision (Benefit) for Income Taxes

For the three months ended September 30, 2015, we recorded income tax expense of $0.8 million, which consists of $0.4 million of federal income tax expense and state tax expense of $0.4 million. For the three months ended September 30, 2014, we were in a loss position and recorded a tax benefit of $0.1 million. The Company’s effective tax rate differs from the statutory rate due primarily to state taxes that are not based on pre-tax income (loss) but on gross margin resulting in state tax expense.

The Company’s provision for income taxes in interim periods is based on our estimated annual effective tax rate. The estimated annual effective tax rate calculation does not include the effect of discrete events that may occur during the year. The effect of these events, if any, is recorded in the quarter in which the event occurs.

Net Income (Loss)

As a result of the factors described above, we recorded net income of $1.5 million for the three months ended September 30, 2015, compared to a  net loss of $3.6 million for the three months ended September 30, 2014.

Nine months ended September 30, 2015 Compared to Nine months ended September 30, 2014

The following table summarizes our results of operations for the nine months ended September 30, 2015 and 2014 (in thousands):

	Nine months ended September 30,
					Percentage of
			Change from prior		net patient
			period		service revenue
	2015	2014	$	%	2015	2014
Statement of Operations Data:
Revenue
Patient service revenue	$301,519	$163,008	$138,511	85.0%
Provision for bad debt	(50,365)	(22,390)	(27,975)	124.9
Net patient service revenue	251,154	140,618	110,536	78.6	100.0%	100.0%
Management and contract services revenue	8,098	—	8,098	—	3.2	—
Total net operating revenue	259,252	140,618	118,634	84.4	103.2	100.0
Equity in earnings of unconsolidated joint ventures	7,470	—	7,470	—	3.0	—
Operating expenses:
Salaries, wages and benefits	155,424	92,577	62,847	67.9	61.9	65.8
General and administrative	35,701	26,744	8,957	33.5	14.2	19.0
Other operating expenses	36,998	17,416	19,582	112.4	14.7	12.4
Depreciation and amortization	13,538	10,374	3,164	30.5	5.4	7.4
Total operating expenses	241,661	147,111	94,550	64.3	96.2	104.6
Income (loss) from operations	25,061	(6,493)	31,554	(486.0)	10.0	(4.6)
Other income (expense):
Gain on contribution to joint venture	24,250	—	24,250	—	9.7	—
Interest expense	(10,925)	(9,160)	(1,765)	19.3	(4.3)	(6.5)
Total other income (expense)	13,325	(9,160)	22,485	(245.5)	5.3	(6.5)
Income (loss) before provision for income taxes	38,386	(15,653)	54,039	(345.2)	15.3	(11.1)
Provision for income taxes	7,617	142	7,475	5,264.1	3.0	0.1
Net income (loss)	$30,769	$(15,795)	$46,564	(294.8)%	12.3%	(11.2)%

Overall

Our results for the nine months ended September 30, 2015 reflect a 84.4% increase in net operating revenue to  $259.3 million and net income of $30.8 million compared to a  net loss of $15.8 million for the nine months ended September 30, 2014. The net income is primarily attributable to a $118.6 million increase in net operating revenue coupled with $7.5 million in earnings of unconsolidated joint ventures and the recognition of a gain of $24.3 million on our contribution and change of control of previously owned freestanding facilities to a joint venture with UCHealth, partially offset by a $62.8 million increase in salaries, wages, benefits, $28.5 million increase in other costs related to our growth initiatives,  an increase in the provision for income tax of $7.5 million, $1.8 million in interest expense associated with our long-term debt and additional depreciation and amortization expense of $3.2 million.

Revenue

Patient Service Revenue

Patient service revenue increased by $138.5 million, or 85.0%, to $301.5 million for the nine months ended September 30, 2015, from $163.0 million for the nine months ended September 30, 2014. This increase was primarily attributable to an increase in patient volumes generated from new facilities and gross charge increases in late February 2015. This increase was partially offset by deconsolidation of revenues associated with freestanding facilities contributed to the UCHealth joint venture in April 2015.

Provision for Bad Debt

Our provision for bad debt increased by $28.0 million to $50.4 million for the nine months ended September 30, 2015, from $22.4 million for the nine months ended September 30, 2014. Of this increase, $7.3 million was attributable to revenue generated from new facilities, an increase in patient volume and a continued shift in insurance plans to high deductible plans.

Net Patient Service Revenue

As a result of the factors described above, our net patient service revenue increased by $110.5 million, or 78.6%, to $251.2 million for the nine months ended September 30, 2015, from $140.6 million for the nine months ended September 30, 2014.

Management and Contract Services Revenue

The Company recorded $8.1 million in management and contract services revenue for the nine months ended September 30, 2015 as a result of entering into joint ventures with Dignity Health in October 2014 and UCHealth in April 2015

Equity in Earnings of Unconsolidated Joint Ventures

The Company recorded $7.5 million in equity in earnings of unconsolidated joint ventures for the nine months ended September 30, 2015 as a result of entering into joint ventures with Dignity Health in October 2014 and UCHealth in April 2015.

Operating Expenses

Salaries, Wages and Benefits

Salaries, wages and benefits increased by $62.8 million to $155.4 million for the nine months ended September 30, 2015, from $92.6 million for the nine months ended September 30, 2014. This increase was primarily attributable to an increase in new facilities along with standard salary increases, which contributed $54.9 million in facility compensation, coupled with an increase of $7.9 million related to our continued efforts to add staff to support new facility growth offset by the deconsolidation of salaries attributable to joint ventures.

General and Administrative

General and administrative expenses increased by $9.0 million to $35.7 million for the nine months ended September 30, 2015, from $26.7 million for the nine months ended September 30, 2014. This increase was primarily attributable to $1.7 million in additional marketing costs associated with opening new facilities and our consumer awareness program, $2.4 million in additional facility utilities and insurance expenses, $4.1 million in legal and accounting expenses, $0.5 million in travel expenses associated with increased headcount and the opening of new facilities outside of the Dallas/Fort Worth market and $3.4 million in other corporate expenses, offset by a reduction of $3.1 million in costs associated with the secondary offerings in the current period compared to the costs of the initial public offering in the prior year and the deconsolidation of costs attributable to joint ventures.

Other Operating Expenses

Other operating expenses increased by $19.6 million to $37.0 million for the nine months ended September 30, 2015, from $17.4 million for the nine months ended September 30, 2014. This increase was primarily attributable to $11.9 million in additional lease costs for buildings and medical equipment at new and existing facilities, $0.5 million increase in lease costs for corporate office space, including a charge of $0.4 million for lease termination expense, and $2.3 million in building and equipment maintenance for new and existing facilities, patient care and supply costs at new facilities contributed $2.0  million in additional expenses, coupled with an increase of $2.5 million at existing facilities. These costs were offset by the deconsolidation of costs attributable to joint ventures.

Depreciation and Amortization

Depreciation and amortization expenses increased by $3.2 million to $13.5 million for the nine months ended September 30, 2015, from $10.4 million for the nine months ended September 30, 2014. This increase was primarily attributable to the construction of new facilities that opened during 2014 and 2015, as well as new equipment at those facilities, offset by the deconsolidation of costs attributable to joint ventures.

Other Income (Expense)

Gain on Contribution to Joint Venture

The Company recorded a gain of $24.3 million for the nine months ended September, 2015 as a result of the contribution and change of control of previously owned freestanding facilities to the joint venture with UCHealth.

Interest Expense

Interest expense primarily consists of interest on our Senior Secured Credit Facility and on one facility treated as a capital lease. Our interest expense increased by $1.7 million to $10.9 million for the nine months ended September 30, 2015, compared to $9.2 million for the nine months ended September 30, 2014. This increase was primarily attributable to an increase in borrowings to fund working capital needs of new facilities and a delayed draw funding prior to the expiration of that provision of the Credit Facility.

Income (Loss) Before Provision for Income Taxes

As a result of the factors described above, we recorded income before provision for income taxes of $38.4 million for the nine months ended September 30, 2015, compared to a net loss of $15.7 million for the nine months ended September 30, 2014.

Provision for Income Taxes

For the nine months ended September 30, 2015, we recorded income tax expense of $7.6 million, which consists of $6.5 million of federal income tax expense and state tax expense of $1.1 million. Prior to the Reorganization, we were not a federal taxpayer.  Due to the timing of the Company’s initial public offering, federal income taxes were not calculated on activity prior to June 25, 2014. The Company’s effective tax rate for the period subsequent to the Reorganization differs from the statutory rate due primarily to state taxes that are not based on pre-tax income (loss) but on gross margin resulting in state tax expense even in periods of pretax losses and taxes applicable to pass-through entities.

The Company’s provision for income taxes in interim periods is based on our estimated annual effective tax rate. The estimated annual effective tax rate calculation does not include the effect of discrete events that may occur during the year. The effect of these events, if any, is recorded in the quarter in which the event occurs.

Net Income (Loss)

As a result of the factors described above, we recorded net income of $30.8 million for the nine months ended September 30, 2015, compared to a  net loss of $15.8 million for the nine months ended September 30, 2014.

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

Upon the consummation of our initial public offering, we entered into a tax receivable agreement with the Unit holders of Adeptus Health LLC, which provides for the payment from time to time by us to the Unit holders of Adeptus Health LLC of 85% of the amount of the benefits, if any, that we deemed to realize as a result of increases in tax basis and certain other tax benefits related to exchanges of LLC Units pursuant to the exchange agreement, including tax benefits attributable to payments under the tax receivable agreement.  These payment obligations are obligations of Adeptus Health Inc.; however, payments to LLC Unit holders will only be paid as tax benefits for the Company are realized. For purposes of the tax receivable agreement, the benefit deemed realized by Adeptus Health Inc. will be computed by comparing its actual income tax liability (calculated with certain assumptions) to the amount of such taxes that we would have been required to pay had there been no increase to the tax basis of the assets of Adeptus Health LLC as a result of the exchanges and had Adeptus Health Inc. not entered into the tax receivable agreement.

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

As of September 30, 2015, our principal sources of liquidity included cash of $46.3 million and funds available under our Senior Secured Credit Facility line of credit of $10.0 million, net of $0.5 million of outstanding letters of credit.  In April 2015, prior to the expiration of the delayed draw component of our credit facility, we borrowed $30.0 million on the delayed draw term loan.  On April 20, 2015, we entered into an amendment to the Additional MPT Agreement (as described below) which added an additional aggregate funding of $250.0 million.  As of September 30, 2015, we had $211.2 million available under the MPT Agreements.

On October 6, 2015, the Company entered into a senior secured credit facility (the “New Facility”) for a $125.0 million term loan and a $50.0 million revolving facility. The New Facility matures on October 6, 2020. The revolving credit facility includes a sub-limit of $15.0 million for letters of credit and a sub-limit of $50.0 million for swing line loans. In addition, the New Facility contains an option to borrow up to an additional $50.0 million under certain conditions. All of the assets of the Company’s subsidiaries are pledged as collateral under the New Facility, and such subsidiaries guarantee the New Facility. Borrowings under the New Facility replace the Company’s existing credit facility and will be used by the Company to provide financing for working capital and capital expenditures.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine months ended
	September 30,
	2015	2014
Net cash provided by (used in) operating activities	$5,120	$(20,843)
Net cash used in investing activities	(2,468)	(35,297)
Net cash provided by financing activities	41,656	59,956
Net increase in cash	$44,308	$3,816

Net Cash from Operating Activities

Net cash provided by operating activities increased by $25.9 million to $5.1 million for the nine months ended September 30, 2015, from $20.8 million used in operating activities for the same period in 2014. This increase was primarily attributable to net income and increases in accrued expenses, offset by non-cash charges, increases in accounts receivable and decreases in accounts payable.

Net Cash from Investing Activities

Net cash used in investing activities decreased by $32.8 million to $2.5 million for the nine months ended September 30, 2015, from $35.3 million used by investing activities for the same period in 2014. This decrease was primarily attributable to a decrease in capital expenditures on new facility construction, which are now substantially funded by MPT or other third party developers.

Net Cash from Financing Activities

Net cash provided by financing activities decreased by $18.3 million to $41.7 million for the nine months ended September 30, 2015, from $60.0 million for the same period in 2014. This decrease results primarily from the net proceeds from the initial public offering of $96.2 million, offset by a dividend paid of $60.0 million, which did not recur in the current period, offset by increases in borrowings under our Senior Secured Credit Facility to finance construction and ongoing operations of new facilities as well as the payment of tax distributions to LLC Unit holders.

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

As a result of our strategy of partnering with leading healthcare providers, we do not own a controlling interest in our facilities in Colorado and Arizona.  At September 30, 2015, we accounted for these joint ventures under the equity method. Our ownership percentage is 49.9% in each joint venture at September 30, 2015.

As described above, our unconsolidated joint ventures are structured as limited liability corporations. These joint ventures do not provide financing, liquidity, or market or credit risk support for us.

Obligations and Commitments

The following is a summary of our contractual obligations as of September 30, 2015 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$ 154,652	$ 1,167	$ 12,491	$ 140,994	$ -
Capital lease obligations(1)	7,838	131	1,076	1,119	5,512
Operating lease obligations	422,082	10,255	78,719	62,089	271,019
Total	$ 584,572	$ 11,553	$ 92,286	$ 204,202	$ 276,531

(1)	Includes amounts representing interest.

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

Borrowings under the Facility bear interest, at our option, at a rate equal to an applicable margin over (a) a base rate determined by reference to the highest of (1) the prime rate, (2) the federal funds effective rate plus 0.50% and (3) LIBOR for an interest period of one month plus 1%, or (b) LIBOR for the applicable interest period. The margin for the Senior Secured Credit Facility is 6.50% in the case of base rate loans and 7.50% in the case of LIBOR loans. The Facility includes an unused line fee of 0.50% per annum on the revolving commitment and delayed draw term loan commitment, a draw fee of 1.0% of the principal amount of each borrowing on the delayed draw term loan and an annual Agency fee of $0.1 million. As of September 30, 2015, we had approximately $9.5 million available under the revolving commitment.

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

The Senior Secured Credit Facility contains certain affirmative covenants, negative covenants, and financial covenants, which are measured on a quarterly basis. As of September 30, 2015, we were in compliance with all covenant requirements.

On October 6, 2015, the Company entered into a senior secured credit facility (the “New Facility”) for a $125.0 million term loan and a $50.0 million revolving facility. The New Facility matures on October 6, 2020. The revolving credit facility includes a sub-limit of $15.0 million for letters of credit and a sub-limit of $5.0 million for swing line loans. In addition, the New Facility contains an option to borrow up to an additional $50.0 million under certain conditions. All of the assets of the Company’s subsidiaries are pledged as collateral under the New Facility, and such subsidiaries guarantee the New Facility. Borrowings under the New Facility replace the Company’s existing credit facility and will be used by the Company to provide financing for working capital and capital expenditures.

Borrowings under the New Facility bear interest, at our option, at a rate equal to an applicable margin over (a) a base rate determined by reference to the highest of (1) the prime rate, (2) the federal funds effective rate plus 0.50% and (3) LIBOR for an interest period of one month plus 1%, or (b) LIBOR for the applicable interest period. The applicable margin for the New Facility ranges, based on our consolidated net leverage ratio, from 2.25% to 3.00% in the case of base rate loans and from 3.25% to 4.00% in the case of LIBOR loans. The New Facility includes an unused line fee ranging, based on our consolidated net leverage ratio, from 0.40% to 0.50% per annum on the revolving commitment

Capital Lease Obligations

Assets under capital leases totaled approximately $4.2 million as of September 30, 2015, and were included within the buildings component of net property and equipment. Accumulated amortization associated with these capital lease assets totaled approximately $0.5 million for the nine months ended September 30, 2015.

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

On April 20, 2015, the Company entered into an amendment to the Additional MPT Agreement which adds an additional aggregate funding of $250.0 million, increasing the maximum aggregate funding under all of the MPT Agreements to $500.0 million, of which $211.2 million remained available as of September 30, 2015. All other material terms remain consistent with the Initial MPT Agreement.  All newly constructed facilities under the MPT Agreements will have initial terms of 15 years, with three five-year renewal options.

In addition to the MPT Agreements, the Company has entered into similar agreements with certain developers to fund and lead the development efforts on the construction of future facilities. As of September 30, 2015, the Company had total receivables of $11.3 million from the lessor to the MPT Agreements and certain developers for soft costs incurred for facilities currently under development.

We lease approximately 80,000 square feet for our corporate headquarters. Lease expense associated with this lease was $1.2 million for the nine months ended September 30, 2015.

We have sublease agreements with the joint ventures in Arizona and Colorado, under which the Company subleases certain freestanding emergency room facilities, ground leases and equipment leases to the joint ventures. Under these agreements, the Company received $3.6 million and $6.8 million during the three and nine months ended September 30, 2015, respectively, as rental income which is accounted for as a reduction of rent expense.

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

The table below provides our total capital expenditures for the period  (in thousands):

	Nine months ended
	September 30,
	2015	2014
Leasehold improvements	$1,681	$26,263
Computer equipment	1,614	1,816
Medical equipment	172	693
Office equipment	1,449	2,904
Land	-	5,038
Buildings	-	116
	$4,916	$36,830

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risks related to changes in variable interest rates. As of September 30, 2015, we had $154.7 million of indebtedness (excluding capital leases) which is at variable interest rates. In seeking to reduce the risks and costs associated with such activities, we manage exposure to changes in interest rates primarily through the use of derivatives. As of September 30, 2015, we have hedged the variable interest rate risk with an interest rate cap covering approximately 20.0% of our indebtedness. We do not use financial instruments for trading or other speculative purposes, nor do we use leveraged financial instruments.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As of December 31, 2015, we will cease to be an "emerging growth company." Accordingly, we must comply with the requirements of Section 404 of the Sarbanes-Oxley Act starting with our next annual report for the year ended December 31, 2015. While we expect to be ready to comply with Section 404 of the Sarbanes-Oxley Act by the applicable deadline, we cannot assure you that this will be the case. Furthermore, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended  from time to time, we may not be able to conclude that we have effective internal controls over financial reporting in accordance with Section 404 of the

Sarbanes-Oxley Act. If we are not able to implement the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or with adequate compliance, our independent registered public accounting firm may issue an adverse opinion due to ineffective internal controls over financial reporting and we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal control system and the hiring of additional personnel.  Any such action could have a material adverse effect on our business, prospects, results of operations and financial condition.

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

As a result of the significant increase in our market capitalization as of June 30, 2015, we will cease to be an "emerging growth company” as of December 31, 2015. Accordingly, we must comply with the requirements of Section 404 of the Sarbanes-Oxley Act starting with our next annual report for the year ended December 31, 2015. This change in our reporting status allows us a relatively short timeline in order for our independent registered public accounting firm to attest to the effectiveness of our internal controls. While we expect to be ready to comply with Section 404 of the Sarbanes-Oxley Act by the applicable deadline, we cannot assure you that this will be the case. Furthermore, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404 of the Sarbanes- Oxley Act. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended  from time to time, we may not be able to conclude that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. If we are not able to implement the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or with adequate compliance, our independent registered public accounting firm may issue an adverse opinion due to ineffective internal controls over financial reporting and we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal control system and the hiring of additional personnel.  Any such action could have a material adverse effect on our business, prospects, results of operations and financial condition.

Transformation into a public company has increased our costs and may disrupt the regular operations of our business.

Our initial public offering had a significant transformative effect on us. Prior to our initial public offering, our business operated as a privately owned company and we now incur significant additional legal, accounting, reporting and other expenses as a result of having publicly-traded Class A common stock. We also incur costs that we have not incurred previously, and will incur additional costs after we are no longer an "emerging growth company." Such costs include, but are not limited to, costs and expenses for directors' fees, increased directors and officers insurance, investor relations, compliance with the Sarbanes-Oxley Act and rules and regulations of the SEC, and various other costs of a public company. The additional demands associated with being a public company may disrupt regular operations of our business by diverting the attention of some of our senior management team away from revenue producing activities to management and administrative oversight, adversely affecting our ability to attract and complete business opportunities and increasing the difficulty in both retaining professionals and managing and growing our businesses. Any of these effects could harm our business, financial condition and results of operations

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

ADEPTUS HEALTH INC.

Date: October 30, 2015	/s/ Timothy L. Fielding
Timothy L. Fielding
(Chief Financial Officer and Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1

Senior Secured Credit Facility, dated as of October 6, 2015, among First Choice ER, LLC, Adeptus Health Inc., the subsidiaries identified therein, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto (incorporated by reference to Form 8-K filed on October 9, 2015).

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