Form 10-K
period 2015-12-31
Adeptus Health Inc.
filed 2016-02-29
CIK 1602367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Large accelerated filer	☒	Accelerated filer	◻
Non-accelerated filer	◻ (Do not check if a smaller reporting company)	Smaller reporting company	◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ◻ No ☒

As of June 30, 2015, the aggregate market value of Class A common stock held by non-affiliates was approximately $764.7 million based upon a total of 8,050,000 shares of Class A common stock held by non-affiliates and a closing price of $94.99 per share for the Class A as reported on the New York Stock Exchange on such date.

As of  February 15, 2016,  14,266,784 shares of Class A common stock, par value $0.01 per share, and 6,510,738 shares of Class B common stock, par value $0.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K incorporate information by reference from the registrant’s definitive proxy statement relating to its 2016 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year.

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

•	Our ability or the ability of our healthcare system partners to negotiate favorable contracts or renew existing contracts with third-party payors on favorable terms;
•	Significant changes in our payor mix or case mix resulting from fluctuations in the types of cases treated at our facilities;

•	Significant changes in rules, regulations and systems governing Medicare and Medicaid reimbursements;
•	Material changes in IRS revenue rulings, case law or the interpretation of such rulings;
•	Shortages of, or quality control issues with, emergency care-related products, equipment and medical supplies that could result in a disruption of our operations;
•	The intense competition we face for patients, physician use of our facilities, strategic relationships and commercial payor contracts;
•	The fact that we are subject to significant malpractice and related legal claims;
•	The growth of patient receivables or the deterioration in the ability to collect on those accounts;
•	The impact on us of PPACA, which represents a significant change to the healthcare industry;
•	Ensuring our continued compliance with HIPAA, which could require us to expend significant resources and capital;
•	Our ability to maintain proper and effective internal controls necessary to provide accurate financial statements on a timely basis; and
•	The factors discussed in Part I, Item 1A. “Risk Factors”

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

PART I

Item 1. Business

We are a patient-centered healthcare organization providing emergency medical care through the largest network of independent freestanding emergency rooms in the United States and partnerships with leading healthcare systems. We have experienced rapid growth in recent periods, growing from 14 freestanding facilities at the end of 2012 to 81 freestanding facilities and two fully licensed general hospitals as of December 31, 2015.  We currently own or operate facilities located in the (i) Houston, Dallas/Fort Worth, San Antonio and Austin, Texas markets; (ii) Colorado Springs and Denver, Colorado markets; and (iii) Phoenix, Arizona market. In the Arizona and Dallas/Fort Worth markets, each of our freestanding facilities are outpatient departments of our hospitals in that market. Each facility opened in 2015 was newly constructed.

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

•

Demand has grown dramatically, with emergency room visits increasing 47.1%, from 90.8 million in 1992 to 133.6 million in 2013, while the number of emergency room departments decreased by 11.8% over the same period, from approximately 5,035 in 1992 to approximately 4,440 in 2013, according to the American Hospital Association, or AHA.

•

In their 2014 National Report Card on America’s emergency care environment, the American College of Emergency Physicians, or ACEP, assigned an overall grade of “D‑” for the category of access to emergency care in the U.S, reflecting too few emergency departments to meet the needs of a growing, aging population and the projected increase in the number of insured individuals as a result of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010, or the PPACA.

We believe freestanding emergency rooms are an essential part of the solution, providing access to quality care and offering a significantly improved patient experience relative to traditional hospital emergency departments.

What We Do and Why We Are Different

We focus on providing emergency care through our freestanding emergency rooms with the goal of improving the quality of care and enhancing the overall experience for patients and physicians. We have developed an innovative facility design and infrastructure specifically tailored to the emergency care delivery system that combines staff, equipment and physical layout to deliver high‑quality, cost‑effective coordinated patient‑focused care. This approach limits the need to move patients and provides ease of access to all necessary medical services we provide, allowing us to enhance the overall experience of the patient. Our facility design also allows physicians and nursing staff to provide all levels of care required for our patients during their visit. Our philosophy is to center care around the patient, rather than expect the patient to adapt to our facilities and staff. We believe our focused approach increases patient, physician and staff satisfaction. Innovative characteristics of our emergency facilities include:

•

24 / 7 Emergency Care.  Freestanding emergency room facilities, which typically range from approximately 6,000 to 7,000 square feet and are located in a convenient, local community setting and open 24 hours a day, seven days a week with on‑site emergency staff, including a physician, at all times;

•

Board‑Certified Physicians.  Staffed with experienced healthcare professionals capable of handling all emergency issues. As of December 31, 2015, we contracted with approximately 606 Board‑certified physicians with an average of 15 years of medical experience who have treated more than 600,000 patients at our facilities;

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
•

On‑Site Laboratory.  On‑site laboratories, which provide results within approximately 20 minutes and are certified by the Clinical Laboratory Improvements Amendments, or CLIA, and accredited by the Commission on Office Laboratories Accreditation, or COLA.

We operate at the higher end of the acuity and emergency care spectrum. Our capabilities and offerings differ from other care models as outlined below:

Spectrum of Primary and Emergency Care Services

Market Opportunity

Freestanding emergency rooms remain the least penetrated alternate site provider segment in the U.S. healthcare sector. As of 2015, there were approximately 500 freestanding emergency rooms in the United States as compared to approximately 2,800 retail clinics, 5,500 ambulatory surgery centers and 10,000 urgent care centers. We believe this represents a significant opportunity to deliver quality care in the freestanding emergency room setting and transform this underpenetrated market. We have developed a highly scalable business model for establishing new freestanding emergency rooms that include attractive unit economics, sophisticated data analytics to support our site‑selection process, proven real estate development practices and innovative marketing programs. Using this model, we have grown to become more than three times the size of our next largest independent freestanding emergency room competitor and are expanding rapidly. We seek to transform the emergency care delivery model by offering high‑quality, efficient and consumer‑oriented healthcare in our local communities.

In their 2014 National Report Card on America’s emergency care environment, ACEP assigned an overall grade of “D‑” for the category of access to emergency care, reflecting too few emergency departments to meet the needs of a growing, aging population and the projected increase in the number of insured individuals as a result of the PPACA. We believe freestanding emergency rooms are an essential part of the solution.

We also believe that we offer a dramatically improved patient experience relative to traditional hospital emergency departments by significantly reducing wait times and providing rapid access to Board‑certified physicians on‑site. We also provide convenient access to critical, high‑acuity care as compared with urgent care centers and are open 24 hours a day, seven days a week. Based on patient feedback collected by Press Ganey, First Choice Emergency Room received the prestigious Guardian of Excellence Award in 2013, 2014 and 2015 for exceeding the 95th percentile in patient satisfaction nationwide.

Industry Trends

The emergency room remains a critical access point for millions of Americans who experience sudden serious illness or injury in the United States each year. The availability of that care is under pressure and threatened by a wide range of factors, including shrinking capacity and an increasing demand for services. According to AHA, from 1993 to 2013, the number of emergency room visits increased by 44.3%, while the number of emergency departments decreased by 11.2%.

We believe freestanding emergency rooms are an essential part of the solution, providing access to high‑quality emergency care and offering a significantly improved patient experience relative to traditional hospital emergency departments.

The chart below sets forth the number of emergency departments and emergency department visits from 1992 to 2012 according to AHA:

The number of emergency room visits exceeded 136 million in 2014, or approximately 259 visits per minute, and care previously provided in inpatient settings is now increasingly being provided in emergency departments. Factors affecting access to emergency care include availability of emergency departments, capacity of emergency departments, and availability of staffing in emergency departments. As the largest operator of freestanding emergency rooms, we offer a solution that addresses the following trends currently affecting the healthcare services market:

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

As a result, based on patient feedback collected by Press Ganey, First Choice Emergency Room received the prestigious Guardian of Excellence Award in 2013, 2014 and 2015 for exceeding the 95th percentile in patient satisfaction nationwide.

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

Value Proposition for Payors

We believe that our emergency room facilities reduce overall costs for payors by reducing unnecessary tests and patient admittances. According to the National Hospital Ambulatory Medical Care Survey, the national average emergency room inpatient admittance rate was approximately 11.9% in 2011, while our average inpatient admittance rate was approximately 3.8% for the year ended December 31, 2015. We believe our facilities provide comprehensive emergency care with an acuity mix that is comparable to hospital‑based emergency rooms.

Value Proposition for Hospitals

We have an attractive business model that provides communities direct access to emergency care, helping to relieve the overburdened hospital emergency room system. Our freestanding facilities provide high‑quality emergency care for a wide variety of conditions, including heart attacks, severe abdominal pain and respiratory distress similar to the care provided in traditional hospital emergency rooms. When hospital‑based services such as surgery or cardiac catheterization are needed, patients are stabilized at our facilities before being transferred to nearby hospitals via ambulance. Transfer agreements are in place with local hospitals that often facilitate direct admission.

Competitive Strengths

We believe the following strengths differentiate us from our competitors and will enable us to capitalize on favorable industry dynamics:

Leader in the Rapidly Expanding Freestanding Emergency Room Market

We are the largest freestanding emergency room operator in the United States with 81 freestanding facilities as of December 31, 2015, of which, 26 and 29 were opened in 2015 and 2014, respectively. We are more than three times the size of our next largest independent freestanding emergency room competitor. We believe our innovative facility model enables us to offer our customers comprehensive emergency services with individualized attention and local convenience. We believe that our scale and scope, when combined with our comprehensive service offerings and tailored best practices, differentiate us from our local and regional competitors. Given our market positions in the highly fragmented and rapidly expanding markets in which we provide our services, we believe there continue to be opportunities to build more facilities in existing and new markets as well as develop new alliances with health systems seeking to enhance their local community presence. This will result in further expanding our leadership in the freestanding emergency room market.

Superior Patient Experience

We strive to consistently offer a superior patient experience through both our medical staff and facility capabilities. Our emergency rooms are staffed with Board‑certified physicians and emergency‑trained registered nurses capable of handling all emergency room issues with a physician on‑site at all times. Each of our freestanding facilities is equipped with a full radiology suite, including CT scanners, digital x‑ray and ultrasound, as well as on‑site laboratories certified by CLIA and accredited by COLA. Our patients are typically face‑to‑face with a medical professional within minutes of arrival, and our patient satisfaction ratings exceed the vast majority of hospital emergency rooms nationally. Based on patient feedback collected by Press Ganey, we exceeded the 95th percentile in the nation for patient satisfaction and received the Guardian of Excellence Award in 2013, 2014 and 2015, the highest award bestowed by the organization.

Scalable Service Model Well‑Positioned for Growth

We maintain the highest standards of clinical excellence, led by our 606 contracted Board‑certified physicians who have an average of 15 years of medical experience. We have standardized, highly scalable clinical and operational infrastructure that we believe will support significant continued growth. Moreover, our innovative sales and marketing programs combine active outreach and awareness campaigns with patient‑centric marketing programs in order to most effectively reach our target populations. We endeavor to continue to develop multiple sites because we believe regional density creates value through leverage in managed care contracting and greater brand awareness.

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

This development model has also proven commercially successful in highly competitive markets and is currently supporting growth outside of our home state of Texas. Our sophisticated selection guidelines and scalable procedures allow us to open a new facility within 14 to 21 months of site selection, enabling us to quickly capitalize on emerging opportunities. We have experienced rapid growth in recent periods, growing from 14 freestanding facilities at the end of 2012 to 81 freestanding facilities and two fully licensed general hospitals as of December 31, 2015. We have a robust pipeline under development designed to support the addition of a similar number of facilities in 2016.

Ability to Attract and Retain High‑Quality Physicians and Clinicians

Through our differentiated recruiting and development programs, we are able to identify and target high‑quality physicians and clinicians to optimally match the needs of our facilities. Each of our facilities is staffed with Board‑certified physicians, who have an average of 15 years of medical experience. Compared to a traditional hospital setting, physicians in our freestanding facilities have a significantly reduced administrative workload, which allows them to spend more time focusing on patient care. Additionally, we offer our physicians extensive flexibility in managing their work schedules. Due to our customized staffing model, physicians can schedule their own work hours, practice at multiple sites, and take advantage of a wide variety of career development opportunities, including maintaining their own practice or affiliations with other healthcare facilities or hospitals. Consequently, our facilities offer a positive work environment that leads to high retention rates and strong customer and provider relationships. We believe these programs will allow us to continue to effectively recruit physicians and clinicians to support our robust pipeline of new facilities.

Management Team with Significant Public Company Experience

We have an experienced management team that leverages expertise across the healthcare, retail and hospitality sectors. The members of our executive management team with healthcare backgrounds have an average of 13 years of experience in that industry and have proven and extensive knowledge of healthcare operations and facility expansion. Additionally, our management has significant experience with high‑growth, multi‑state customer‑focused operations through involvement in the retail and hospitality sectors. The three most senior members of the executive team have substantial experience in leading publicly traded companies. Over their respective tenures, members of our team have been instrumental in establishing a successful, scalable operating model, consistently generating strong financial results and developing an effective site selection and build‑out process. They have also developed proven recruiting and staffing capabilities to identify, hire and retain high‑quality physicians. We believe the breadth of management’s background and the depth of its expertise will continue to drive our dynamic growth and continued success.

Growth Strategies

We believe we have significant growth potential in both new and existing markets because of our leading market position in the freestanding emergency room sector, high‑quality care delivery, strong unit economics, disciplined development strategy and significant management experience. We plan to pursue the following growth strategies:

Grow our Presence in Existing Markets

We believe there is a significant opportunity to expand in our existing markets including Dallas/Fort Worth, Houston, San Antonio and Austin, Texas; Colorado Springs and Denver, Colorado; and Phoenix, Arizona. Our scale, scope and leading market position, combined with our sophisticated, proven site selection and development processes provide us with competitive advantages to continue to expand our facility base in these markets. We endeavor to continue to develop multiple sites because we believe regional density creates value through leverage in managed care contracting and greater brand awareness. We anticipate that as we further build our brand and increase the visibility of our facilities in our existing markets these efforts will increase patient awareness, and drive patient volume and same‑store growth.

Build Strategic Alliances with Leading Health Systems

Development of our existing and new health system alliances is an important part of our continued growth. We expect to be a key partner for health systems seeking to enhance their local community presence through direct admissions relationships and new innovative partnerships. Our alliance with HCA in North Texas provides an example of one such innovative partnership, giving our patients direct access to HCA’s approximately 7,000 physicians and 15 hospitals in North Texas and Oklahoma and approximately 3,300 physicians and 9 hospitals in the Houston area. In addition, we have a relationship with the Concentra urgent care clinics in the Dallas/Fort Worth market, whereby we are able to refer workers’ compensation patients to Concentra when follow‑up, non‑emergent, care is needed. We also recently expanded into Phoenix, Arizona through a joint venture with Dignity Health, one of the nation’s largest health systems, with the opening of four freestanding facilities and a full-service healthcare hospital facility and freestanding emergency departments of the hospital.  To improve access to high-quality and convenient emergency medical care in the northern Colorado and Denver metro area, we recently partnered with UCHealth. In Louisiana, we have partnered with Ochsner Health System, the state’s largest healthcare system, to improve access to emergency medical care. In Ohio, we have recently partnered with Mount Carmel Health System, which is part of Trinity Health, to expand access to emergency medical care. We believe our ability to alleviate hospital emergency room over‑crowding, while providing a new access point to patients, enhances our value proposition as a partner of choice for health systems.

Pursue a Disciplined Development Strategy in New States and Markets

We intend to continue expanding our facility base through new facility openings in new states and markets by leveraging our core capabilities in site selection, development and efficient facility openings. We view expansion as a core competency and see a significant opportunity to replicate the regional platform model established in Texas in new geographic markets. We entered the Colorado market in 2013, where we now have 15 freestanding facilities as part of our partnership with UCHealth, and the Arizona market in 2015, through our partnership with Dignity Health, with four freestanding facilities and a full‑service general hospital in the Phoenix area that has 16 inpatient rooms, two operating rooms, a nine‑room emergency department, a high‑complexity laboratory and a full radiology suite and we now have five freestanding facilities. In addition, we have recently announced joint venture partnerships with Ochsner Health in Louisiana and Mount Carmel Health System in Ohio. We have experienced rapid growth in recent periods, growing from 14 freestanding facilities at the end of 2012 to 81 freestanding facilities and two fully licensed general hospitals as of December 31, 2015. We have a robust pipeline under development designed to support the addition of approximately 24 facilities in 2016. As we expand into new markets, particularly in states with complex regulatory requirements, we believe there is a potential to implement different operating models, such as innovative hospital partnership models, including a hospital hub and freestanding emergency room satellite model.

Operations

Our operations consist primarily of our ownership and/or management of freestanding emergency care facilities, in addition to two full service licensed general hospitals. We provide patients prompt access to high‑quality, Board‑certified physicians and emergency trained registered nurses capable of handling all emergency issues and a wide array of treatments on‑site. We believe our acuity mix is comparable to hospital‑based emergency rooms. Our facilities provide the space and equipment necessary to enable our staff to provide quality emergency care. Each of our facilities is equipped with a full radiology suite, including CT scanners, digital x‑ray and ultrasound, as well as on‑site laboratories certified by CLIA and accredited by COLA. Every facility has transfer agreements in place with local hospitals for patients that need to be transferred to a hospital. In North Texas and the Houston area, we have entered into alliances with HCA to enhance the continuum of care for our patients by streamlining clinical protocols for transfers to hospitals and providing direct access to approximately 7,000 physicians and 15 hospitals in North Texas and Oklahoma and approximately 3,300 physicians and 9 hospitals in the Houston area, for follow‑up care. We have similar clinical protocols with Dignity Health in Arizona and UCHealth in Colorado.

Facilities

As of December 31, 2015, we had 83 facilities including two full service licensed general hospitals. We have 63 facilities in Texas, 15 facilities in Colorado in partnership with UCHealth and five facilities in Arizona in partnership Dignity Health. Our facilities are open 24 hours a day, seven days a week, and are designed to ensure that our patients receive high‑quality, rapid, comfortable and convenient emergency medical care. Each of our freestanding facilities typically has six to nine emergency exam rooms. These include two high‑acuity suites, one “child‑friendly” pediatric room intended to create a comfortable environment for children, and a specialized obstetrics/gynecology room. All of our freestanding facilities have a centralized nurses’ station that acts as the command center providing easy access to our laboratory, radiology suite, supply rooms and secured narcotics area, in addition to being placed so that it maximizes the staff’s line of sight to our suites and exam rooms. If a patient needs to be transported to a hospital, our freestanding facilities have ambulance bays that that are located near the emergency suites, providing for rapid and efficient access for emergency medical services personnel.

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

The below image depicts the typical layout of one of our freestanding facilities which range in size from approximately 6,000 to 7,000 square feet:

Staffing

We employ a base “1‑1‑1‑1” model for our staffing needs at each freestanding facility, meaning that we have a minimum of one Board‑certified physician, one emergency trained registered nurse, one radiology technologist and one front office staff member on‑site at all times. This is a fixed cost labor model as all facilities are open 24 hours a day, seven days a week. This base staffing can be augmented during periods of high‑patient volume. We operate using two 12‑hour shifts per day, beginning at 7:00 a.m. and 7:00 p.m. Each facility utilizes approximately 35 staff members, made up of four full‑time and five part‑time employees per function. Our full‑time employees work three 12‑hour shifts per week. Each of our facilities also has a facility administrator, who is also the nurse manager. The facility administrator is in charge of all operating aspects of the facility and the coordination of care to patients.

Our physicians are contracted through National Medical Professionals of Texas PLLC, National Medical Professionals of Colorado PLLC and National Medical Professionals of Arizona LLC, affiliated professional limited liability companies owned by our Executive Medical Director that handles our physician‑staffing needs in each of the markets where we operate. We currently utilize over 606 accredited Board‑certified physicians. We provide physicians with a unique and attractive opportunity to practice emergency medicine in a work environment with a reduced administrative workload, scheduling flexibility and a covered cost of malpractice insurance, which allows our physicians to focus on providing high‑quality care. Our model allows physicians to spend more time with each patient and thus the ability to focus their attention on the patient in order to deliver quality care.

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

Patients

Our emergency rooms provide access to high‑quality emergency care in the neighborhoods near each site. Typically,  approximately 60% of each facility’s patients come from a three‑mile radius, with approximately 80% coming from a five‑mile radius. Our facilities treat a wide array of emergency patient problems, such as heart attacks, severe abdominal pain and respiratory distress.

Patient satisfaction for our emergency room care is among the highest in the nation. First Choice Emergency Room was named a Guardian of Excellence Award winner in 2013, 2014 and 2015 by Press Ganey. This award recognizes top‑performing facilities from among participating member hospital emergency rooms that are in the 95th percentile of performance in patient satisfaction nationwide, and is a healthcare industry symbol of achievement.

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

Licensing and Accreditation

All of our facilities are licensed pursuant to state‑specific licensing requirements. Our hospital facility in Texas is licensed as a “General Hospital” under the administration of the Texas Department of State Health Services (“TDSHS”) on a bi-annual basis. All of the freestanding facilities in Dallas/Fort Worth are outpatient departments of the Texas Hospital (“HOPD’s”). The other Texas freestanding facilities are licensed as “Freestanding Emergency Medical Care Facilities” by the TDSHS on a bi‑annual basis. Our facilities in Colorado are licensed as “Community Clinics with Emergency Centers” under the administration of the Colorado Department of Public Health and Environment, Health Facilities and Emergency Medical Services Division on an annual basis. Our hospital facility in Arizona in partnership with Dignity Health is licensed as a “General Hospital” under the administration of the Arizona Department of Health Services (“AZDHS”) on an annual basis. The HOPD’s in Arizona are licensed as Outpatient Treatment Centers as satellites of the hospital and renew with the hospital license.

All non-HOPD facilities in Texas and all Colorado facilities are accredited as an Ambulatory System and both hospitals in Texas and Arizona are accredited as Hospitals by the Joint Commission. An independent, not‑for‑profit organization, the Joint Commission is the nation’s oldest and largest standards‑setting and accrediting body in healthcare. Since 1975, the Joint Commission has developed state‑of‑the‑art standards for outpatient ambulatory care organizations. By demonstrating compliance with the Joint Commission’s national standards for healthcare quality and safety, all freestanding facilities have earned the Joint Commission’s Gold Seal of Approval. The accreditation award recognizes our dedication to continuously comply with the Joint Commission’s state‑of‑the‑art standards.

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

Billing and Payment

We obtain patient service revenues by collecting fees from patients, insurance companies, and other third‑party payors for the professional and technical services provided in our facilities. Prior to October 1, 2015, billing and coding was done by a centralized team. On October 1, 2015, all billing and coding was outsourced to a third-party to ensure compliance with ICD-10 coding requirements. Our general practice, where possible, is to collect estimated co‑payments at the facility.

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

Reimbursement

The emergency rooms we own or operate are full‑service emergency rooms. As such, we collect the emergency room benefits based on a patient’s specific insurance plan. Consistent with billing practices at all emergency rooms and in light of the fact our facilities are open 24 hours a day, seven days a week and staffed with Board‑certified physicians, we bill payors a facility fee, a professional services fee and other related fees.

Four major third‑party commercial payors accounted for approximately 84.6% of our patient service revenue for the year ended December 31, 2015. The remaining 15.4% of our commercial patient service revenue comes from other smaller third‑ party commercial payors, self‑pay patients and workers’ compensation. Commercial third‑party payors include private health insurance as well as related payments from patients for deductibles and co‑payments. We enter into contracts with private health insurance and other health benefit groups by granting discounts to such organizations in return for the patient volume they provide. We also bill Medicare, Medicaid and Tricare in our Arizona and Dallas/Fort Worth markets.

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

Real Estate Development Activities

General Strategy

We are a patient-centered healthcare organization providing emergency medical care through the largest network of independent freestanding emergency rooms in the United States and partnerships with leading healthcare systems. We have experienced rapid growth in recent periods, growing from 14 freestanding facilities at the end of 2012 to 81 freestanding facilities and two fully licensed general hospitals as of December 31, 2015. We have a robust pipeline under development designed to support the addition of approximately 24 facilities in 2016. We have built an internal team with significant experience in multi‑unit retail expansion strategy and execution.

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

The image below depicts our typical development timeline, beginning with sites for which we have already entered into a letter of intent and/or purchase agreement:

Real Estate Financing Sources

We seek to finance each facility using various sources of financing, including cash generated by our operations, Senior Secured Credit Facility, MPT Agreements and other outside sources.

In June 2013, we entered into an initial MPT Agreement (the “Initial MPT Agreement”) to fund $100 million in future facility development and construction and in July 2014 we entered into an additional MPT Agreement (the “Additional MPT Agreement” and, together with the Initial MPT Agreement, the “MPT Agreements”) to fund future new freestanding emergency rooms and hospitals. The Additional MPT Agreement is separate from and in addition to our Initial MPT Agreement. The Additional MPT Agreement allows a maximum aggregate funding of $150.0 million.

On April 20, 2015, we entered into an amendment to the Additional MPT Agreement which adds an additional aggregate funding of $250.0 million, increasing the maximum aggregate funding under all of the MPT Agreements to $500.0 million, of which $201.7 million remained available as of December 31, 2015. All other material terms remain consistent with the Initial MPT Agreement. Under the terms of the MPT Agreements, MPT will fund the ground‑up construction of new freestanding emergency room facilities and lease the facilities to us upon completion of construction. MPT is required to fund all hard and soft costs, including the project purchase price, closing costs and pursuit costs for the assets relating to the construction of facilities. All newly constructed facilities under the MPT Agreements will have initial terms of 15 years, with three five‑year renewal options.

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

State Statutes and Regulations Regarding our Operations

Our hospital and freestanding emergency room facilities in Texas, our freestanding emergency room facilities in Colorado, and our hospital and freestanding facilities in Arizona, are subject to many laws and regulations, particularly at the state and local government levels. These laws and regulations require our freestanding emergency rooms and hospital facilities to meet various licensing, certification and other requirements. See “Risk Factors—Risks Related To Healthcare Regulation.”

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

Further, if we pursued any expansion in new states or participation in the Medicare or Medicaid programs for any of our facilities in the future, we would face additional certification requirements and a survey process to be classified as a hospital. Our facilities accredited by the Joint Commission as freestanding emergency room facilities does not guarantee that those facilities would meet the Joint Commission hospital standards or Medicare conditions of participation or Medicaid requirements for hospitals.

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

Fair Debt Collection Practices Act

Some of our operations may be subject to compliance with certain provisions of the Fair Debt Collection Practices Act and comparable statutes in many states. Under the Fair Debt Collection Practices Act, a third-party collection company is restricted in the methods it uses to contact consumer debtors and elicit payments with respect to placed accounts. Requirements under state collection agency statutes vary, with most requiring compliance similar to that required under the Fair Debt Collection Practices Act. We believe we are in substantial compliance with the Fair Debt Collection Practices Act and comparable state statutes where applicable.

Healthcare Fraud and Abuse Laws

For the facilities participating in the Medicare, Medicaid or Tricare programs, we are subject to certain federal laws, including without limitation, the Anti‑Kickback Statute and the Stark Law.

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

Billing

On October 1, 2015, we outsourced our billing and coding to a third-party primarily to comply with ICD-10 rules which were effective on October 1, 2015. When we discover an improper claim or overpayment to a third‑party vendor, it is our practice to disclose the issue to the affected third‑party payor and to refund any resulting overpayments. See “Risk Factors—Risks Related to Healthcare Regulation—Our facilities, billing practices, relationships with healthcare providers and third parties, and our marketing practices may become subject to the Anti‑Kickback Statute, Stark Law, False Claims Act and similar state laws.”

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

Our freestanding emergency care facilities typically range in size from approximately 6,000 to 7,000 square feet and our hospitals range in size from approximately 39,000 to 77,000 square feet. As of December 31, 2015, we provided emergency care in 63 facilities in Texas, 15 facilities in Colorado and five facilities in Arizona. We own the real estate on which one of our facilities is located. We lease land and space at 82 locations. These leases expire at various dates between August 31, 2016 and May 31, 2035 and all but three of these leases have one or more renewal options of between five and seven years. We consider all of our offices and facilities to be well‑suited to our present requirements. However, as we expand to additional facilities, or where additional capacity is necessary in a facility, additional space will be obtained where feasible.

The following list summarizes the number of facilities operated in each city’s metropolitan area as of December 31, 2015:

Location	Number of Facilities
Dallas/Fort Worth (1)	27
Houston	26
Austin	5
San Antonio	5
Texas	63
Colorado Springs	4
Denver	11
Colorado	15
Arizona (1)	5
Total	83

(1) Includes one full-service, general hospital

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

Employees

As of December 31, 2015, we had 3,202 employees, of which 925 are nurses, and 712 are radiology technologists. Further, we reimburse our employees for the cost of certification exams, which promotes professional development. We believe that our relations with our employees are good. None of our employees are subject to any collective bargaining agreement. We enter into direct independent contractor agreements with our physicians and they do not hold ownership interests in our operations.

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

As of December 31, 2015, our professional liability insurance coverage was $20 million.

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

Recent Events

Joint Venture with Dignity Health

On October 22, 2014, we announced our expansion into Arizona through a joint venture with Dignity Health, one of the nation’s largest health systems. The new partnership includes the Dignity Health Arizona General Hospital, a full-service healthcare hospital facility in Phoenix, Arizona and as of December 31, 2015 has four freestanding facilities for additional access to emergency medical care in Phoenix.  The hospital received its CMS certification from the Joint Commission on January 30, 2015. Department of Health and Human Services’ Centers for Medicare and Medicaid Services, or CMS, certification allows us to receive reimbursement for services provided to Medicare and Medicaid patients of the hospital. Dignity Health Arizona Health Hospital is a full-service healthcare hospital facility, licensed by the state as a general hospital.  Spanning 39,000 square feet, the hospital has 16 inpatient rooms, two operating rooms for inpatient and outpatient surgical procedures, an emergency department, a high-complexity laboratory and a full radiology suite. Patients have full access to the Dignity Health area facilities and physicians, and the hospital provides Phoenix-area residents with 24/7 access to emergency medical care.

Joint Venture with University of Colorado Health

On April 21, 2015, we announced a new partnership with University of Colorado Health, or UCHealth, to improve access to high-quality and convenient emergency medical care in Colorado. Under the partnership, UCHealth will hold a majority stake in our freestanding emergency rooms throughout Colorado Springs, northern Colorado and the Denver metro area.  The Company contributed the 12 existing freestanding emergency rooms it held in Colorado, which have since been rebranded as UCHealth emergency rooms, and the related business associated with these facilities to the joint venture. Subsequently, we have opened three additional freestanding emergency rooms during 2015. The partnership will also include hospital locations planned for Colorado Springs and Denver.

Joint Venture with Ochsner Health System

In September 2015, the Company announced the formation of a new partnership with New Orleans-based Ochsner Health System to enhance access to emergency medical care in Louisiana. The joint venture will include a hospital and multiple freestanding emergency departments in locations still to be determined.

First Texas Hospital

On November 4, 2015, the Company opened a full-service hospital facility in Carrollton, Texas, a suburb of Dallas, Texas. The hospital received its CMS certification from the Joint Commission on November 4, 2015. Department of Health and Human Services’ Centers for Medicare and Medicaid Services, or CMS, certification allows us to receive reimbursement for services provided to Medicare and Medicaid patients of the hospital as well as 25 of our freestanding emergency rooms, which became outpatient departments of First Texas Hospital on November 4, 2015. First Texas Hospital is a full-service healthcare hospital facility, licensed by the state as a general hospital.  Spanning 77,000 square feet, the hospital has 50 inpatient rooms, three operating rooms for inpatient and outpatient surgical procedures, an emergency department, a high-complexity laboratory and a full radiology suit.

Joint Venture with Mount Carmel Health System

In February 2016, the Company announced expansion into Ohio and a new partnership with Mount Carmel Health System.  The partnership will include numerous freestanding emergency rooms in the Columbus, Ohio market.

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

Our growth depends on our ability to open profitable new facilities. Our growth strategy is to substantially grow the number of our freestanding emergency care facilities in 2016 and beyond. Our ability to open profitable facilities depends on many factors, including our ability to:

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

Our continued growth and profitability depend on our ability to successfully realize our growth strategy by expanding the number of facilities we operate in both new and existing markets. We cannot assure you that our efforts to expand into new markets, particularly in states where we do not currently operate, will succeed. In order to operate in new markets, we may need to modify our existing business model and cost structure to comply with local regulatory or other requirements, which may expose us to new operational, regulatory or legal risks. In addition, expanding into new states, including our joint ventures with Dignity Health, UCHealth, Ochsner Health, and Mount Carmel Health and the opening of full-service general hospitals in Arizona and Texas in 2015, may subject us to unfamiliar or uncertain local regulations that may adversely affect our operations, for example, by impacting our insurance reimbursement practices or our ability to operate facilities as licensed or unlicensed freestanding emergency rooms or hospitals. See "—Risks Related to Healthcare Regulation." Facilities we open in new markets may also take longer to reach expected revenue and profit levels on a consistent basis and may have higher construction, occupancy or operating costs than facilities we open in existing markets, thereby affecting our overall profitability. New markets may have competitive conditions, consumer preferences and healthcare spending patterns that are more difficult to predict or satisfy than our existing markets.

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

One of the key means of achieving our growth strategy will be through opening new facilities and operating those facilities on a profitable basis. We expect this to be the case for the foreseeable future. We identify target markets where we can enter or expand, taking into account numerous factors such as the location of our current facilities, demographics, traffic patterns and other factors that support our site-selection process. As we operate more facilities, our rate of expansion relative to the size of our current facility base will eventually decline. As of December 31, 2015, we had 83 facilities in operation, including two hospitals. We have 15 locations currently under construction, including a regional hospital in Texas, a regional hospital in Arizona and two regional hospitals in Colorado, and 13 locations in the building permit process. Based on our typical development timeline we believe that at least 21 of these facilities and three hospitals will be completed and operational by December 31, 2016. We currently expect that 18 of the facilities that are under construction or in permitting will be funded by MPT under the MPT Agreements and the remaining facilities will be funded by other third-party capital funding sources. Even though our 2016 expansion strategy is under way, the number and timing of new facilities opened during any given period may be negatively impacted by a number of factors including, without limitation:

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

Our results have been, and in the future may continue to be, significantly impacted by a number of factors, including factors outside of our control, related to the opening of new facilities, including the timing of new facility openings, associated facility preopening costs and operating inefficiencies, as well as changes in our geographic concentration due to the opening of new facilities. We typically incur the most significant portion of opening expenses associated with a given facility within the first few months immediately preceding and following the opening of the facility. A new facility generally takes up to 12 months to achieve a level of operating performance comparable to our similar existing facilities due to lack of market awareness and other factors. We also may incur additional costs in new markets, particularly for contracting, real estate, labor, marketing and regional support, which may impact the profitability of those facilities. Accordingly, the volume and timing of new facility openings may have a meaningful impact on our profitability and operating cash flow.

Although we target specified operating and financial metrics, new facilities may not meet these targets or may take longer than anticipated to do so. Any new facilities we open may not achieve profitability or operating results similar to those of our existing facilities. Similarly, new full-service hospitals may not, or may take more time than a new freestanding emergency room facility to, achieve profitability or operating results similar to our existing facilities in light of the greater construction and operating costs associated with such hospitals. If our new facilities do not perform as planned, our business and future prospects could be harmed. In addition, if we are unable to achieve expected comparable facility revenues, our business, financial condition or results of operations could be adversely affected.

Opening new facilities in existing markets has and may continue to negatively affect revenue at our existing facilities.

The target area of our facilities varies by location and depends on a number of factors, including population density, other available emergency medical services, area demographics and geography. As a result, the opening of a new facility in or near markets in which we already have facilities has and may continue to negatively affect revenue at our existing facilities. Existing facilities could also make it more difficult to build our patient base for a new facility in the same market. Our business strategy does not entail opening new facilities that we believe will materially affect revenue at our existing facilities, but we may selectively open new facilities in and around areas of existing facilities that are operating at or near capacity to effectively serve our patients. Revenue cannibalization between our facilities may become significant in the future as we continue to expand our operations and could affect our revenue growth, which could, in turn, adversely affect our business, financial condition or results of operations.

We are required to make capital expenditures, particularly to implement our growth strategy, in order to remain competitive.

Our capital expenditure requirements primarily relate to identifying expansion opportunities for our facilities, the costs associated to establish such new facilities in existing and new markets and maintaining and upgrading our medical equipment to serve our customers and remain competitive. Our capital expenditures totaled $7.4 million, $47.4 million and $46.0 million, for the years ended December 31, 2015, 2014 and 2013, respectively. In addition, changing competitive conditions or the emergence of any significant advances in medical technology could require us to invest significant capital in additional equipment or capacity in order to remain competitive. If we are unable to fund any such investment or otherwise fail to invest in new medical equipment, our business, financial condition or results of operations could be materially and adversely affected.

We currently rely on our Master Funding and Development Agreements with Medical Properties Trust to execute our expansion strategy.

We have experienced rapid growth in recent periods, growing from 14 freestanding facilities at the end of 2012 to 81 freestanding facilities and two fully licensed general hospitals as of December 31, 2015. We have a robust pipeline under development designed to support the addition of approximately 24 facilities during 2016. A major source of funding we have and employ to open new facilities is derived from our MPT Agreements. Under the terms of the MPT Agreements, MPT acquires parcels of land, funds the ground-up construction of new freestanding emergency room facilities and leases the facilities to us upon completion of construction. MPT is also required to fund all hard and soft costs, including the project purchase price, closing costs and pursuit costs for the assets relating to the construction of up to a maximum aggregate funding of $500.0 million, of which $201.7 million remained available under the MPT Agreements as of December 31, 2015. An inability to rely on our relationship with MPT or to obtain alternate funding sources to fund our expansion strategies may require us to delay, scale back or eliminate some or all of the expansion of our current pipeline and future projects, which may have a material adverse effect on our business, operating results, financial condition or prospects.

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

We incur costs and expend other resources in our marketing efforts to attract and retain patients. Our total marketing initiatives for the years ended December 31, 2015, 2014 and 2013 resulted in costs of approximately $11.0 million, $9.3 million and $5.9 million, respectively. Our marketing activities are principally focused on increasing brand awareness and awareness of our service capabilities and our marketing team is responsible for implementing our marketing efforts through activating field marketing teams, underscoring leadership through brand‑wide program initiatives, participating in trade show sponsorship, white paper publication, arranging for speaking engagements for our senior executives and formal training about our products and services. We also sponsor and host local community activities including fundraisers, street parties and sporting events to bolster our overall community involvement. As we open new facilities, we undertake aggressive marketing campaigns to increase community awareness about our growing presence. We plan to utilize targeted marketing efforts within local neighborhoods, through channels such as direct mail, mobile billboards, radio advertisements, television, community sponsorships and a robust online/social media presence. These initiatives may not be successful, resulting in expenses incurred without the benefit of higher revenue. Our ability to market our services may be restricted or limited by federal or state law.

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

We estimate that 97.4%, 97.8% and 98.8%, of our net patient service revenue for the years ended December 31, 2015, 2014 and 2013, respectively, was derived from third‑party payors such as managed care organizations, commercial insurance providers and employer‑sponsored healthcare plans. We receive most of these payments from third‑party payors that have contracts or other arrangements in place with us in Texas, Arizona and Colorado. We have contracts in place with commercial insurance providers and an arrangement with another organization that enables us to access third‑party payors at in‑network rates. These third‑party payors use a variety of methods for reimbursement depending on the arrangement involved. These arrangements may include fee‑for‑service, preferred provider organizations, health maintenance organizations, as well as prepaid and discounted medical service packages and capitated (fixed fee) contracts. Rates for health maintenance organization benefit plans are typically lower than those for preferred provider organization or other benefit plans that offer broader provider access.

There is often pressure to renegotiate our reimbursement levels, including, in particular, in connection with changes to Medicare. Typically, third-party commercial payors reimburse us based upon contracted discounts to our established base rates. In 2012, we entered into a contract with a large third-party payor and implemented annual price increases. If managed care organizations and other third-party payors reduce their rates or we were to experience a significant shift in our revenue mix toward Medicare, Medicaid or Tricare, which we accept in Arizona and the Dallas/Fort Worth market, or other government reimbursement programs, which we do not currently accept, but may accept in the future, then our revenue and profitability may decline and our operating margins will be reduced. Third-party payors continue to demand discounted fee structures, and the trend toward consolidation among third-party payors tends to increase their bargaining power over fee structures. Because some third-party payors rely on all or portions of Medicare payment systems to determine payment rates, changes to government healthcare programs that reduce payments under these programs may negatively impact payments from third-party payors. Other healthcare providers may impact our ability to negotiate increases and other favorable terms in our reimbursement arrangements with third-party payors. For example, some of our competitors may negotiate exclusivity provisions with third-party payors or otherwise restrict the ability of third-party payors to contract with us or our health system partners. Our results of operations will depend, in part, on our and our health system partners' ability to retain and renew our managed care contracts as well as enter into new managed care contracts on terms favorable to us. Our inability to maintain suitable financial arrangements with third-party payors could have a material adverse impact on our business.

As various provisions of the PPACA are implemented, including the establishment of health insurance exchanges, quality‑based reimbursement and bundled payments, third‑party payors may increasingly demand reduced fees. In addition, there is a growing trend for third‑party payors to take steps to shift the primary cost of care to the plan participant by increasing co‑payments, co‑insurance and deductibles, and these actions could discourage such patients from seeking treatment at our facilities. Patient volumes could decrease if we or our health system partners are unable to enter into acceptable contracts with such third‑party payors, which could have a material adverse effect on our business, prospects, results of operations and financial condition.

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

Our results may change from period to period due to fluctuations in payor mix or acuity mix or other factors relating to the type of treatment performed by physicians at our facilities. Payor mix refers to the relative share of total cases provided to patients with, respectively, no insurance, commercial insurance and other coverage. Since, generally speaking, we receive relatively higher payment rates from third-party payors than self-pay patients, a significant shift in our payor mix toward a higher percentage of self-pay or Medicare, Medicaid or Tricare, which we accept in Arizona and the Dallas/Fort Worth market, or other government reimbursement programs, which we do not currently accept, but may accept in the future, which could occur for reasons beyond our control, could result in a material adverse effect on our business, prospects, results of operations and financial condition. Acuity mix refers to the relative share of total visits by acuity level, which affects the costs of the services we provide as well as the related revenue. Generally speaking, we derive relatively higher revenue from more complex treatments and patient encounters. Therefore, a significant shift in our acuity mix toward a higher percentage of lower revenue treatments could result in a material adverse effect on our business, prospects, results of operations and financial condition.

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
•

the transition to new coding standards, which require significantly more information than the previous codes for medical coding and require covered entities to code with much greater detail and specificity; and

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

Our business depends in part upon the success of our health system partners and the strength of our relationships with those health systems. Our business could be adversely affected by any damage to those health systems' reputation or to our relationships with them, or as a result of an irreconcilable dispute with a health system partner. Additionally, our reputation in the communities we serve is bolstered by our relationships with our partners. If we are unable to maintain such partnerships, our own reputation could be adversely affected. We may enter into affiliation agreements or have informal arrangements with health systems in which we agree to transfer certain patients to affiliated hospitals in a defined geographic area. We expect to focus on the creation of additional partnerships with health systems, and others, as part of our expansion strategy. We currently have joint venture partnerships with Dignity Health in Arizona, UCHealth in Colorado, Ochsner Health in Louisiana, and Mount Carmel Health System in Ohio. In addition, we have arrangements with HCA to ensure bed availability for our patients in need of acute care services at nearby HCA hospitals in both the North Texas and Houston areas. In addition, we have a relationship with the Concentra urgent care clinics in the Dallas/Fort Worth market, whereby we are able to refer workers' compensation patients to Concentra when follow-up, non-emergent, care is needed. The Company does not receive remuneration for referrals. If we are unable to develop and maintain good relationships with such health systems, maintain our existing agreements on terms and conditions favorable to us or enter into relationships with additional health systems on favorable terms, or at all, we may be unable to implement our growth strategies successfully.

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

Moreover, this strategic partnership model exposes us to commercial risks that may be different from our own business model, including that the success of such partnerships is only partially under our operational and legal control, the potential for opportunity costs in not being able to pursue other partnerships should we enter into exclusive arrangements, and the risk that our partners may enter into additional arrangements with our competitors if these arrangements are not exclusive. Furthermore, partnership arrangements may raise fraud and abuse issues. For example, the Office of Inspector General of the Department of Health and Human Services, or the OIG, has taken the position that certain contractual arrangements between a party that receives remuneration for making referrals and a party that receives referrals for a specific type of service may violate the federal Anti-Kickback Statute, or the Anti-Kickback Statute, if one purpose of the arrangement is to encourage referrals. Our strategic partnership agreements do not involve the payment of any compensation. We believe our strategic partnership arrangements comply with the Anti-Kickback Statute; however, other regulatory bodies or a court may interpret these agreements differently and there is a risk that we may be found non-compliant and subject to government investigation, private and public lawsuits, civil penalties and criminal sanctions.”

Proposed changes to financial accounting standards could require our operating leases to be recognized on the balance sheet.

In addition to our significant level of indebtedness, we have considerable obligations relating to our current capital and operating leases. Proposed changes to financial accounting standards could require such leases to be recognized on our balance sheet. All of our existing facilities are subject to leases. All facilities under the MPT Agreements have initial terms of 15 years, with three five year renewal options. The terms of our non‑MPT facilities vary, but typically have initial terms of between five and seven years with three year to five year renewal options. As of December 31, 2015 and 2014, we had 82 and 54 leased facilities, 81 and 53 of which were classified as operating leases and one of which was classified as a capital lease, respectively. The accounting treatment of these leases is described in Note 11 to our consolidated financial statements. For the years ended December 31, 2015, 2014 and 2013, our operating lease expense was approximately $30.2 million, 14.6 million and $4.5 million, respectively.

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (Topic 842). This new standard establishes a comprehensive new lease accounting model. The new standard clarifies the definition of a lease, requires a dual approach to lease classification similar to current lease classifications, and causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease term of more than twelve months. The standard is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. The new standard requires a modified retrospective transition for capital or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements, but it does not require transition accounting for leases that expire prior to the date of initial application. We are evaluating the impact of the new standard on our consolidated financial statements. While we have not quantified the impact this standard will have on our financial statements, if our current operating leases are instead recognized on the balance sheet, it will result in a significant increase in the liabilities reflected on our balance sheet and interest expense and depreciation and amortization expense reflected in our statement of operations, while reducing the amount of rent expense. This could potentially decrease our reported net income.

A successful challenge by tax authorities to our treatment of certain physicians as independent contractors or the elimination of an existing safe harbor could materially increase our costs relating to these physicians.

As of December 31, 2015, through National Medical Professionals of Texas PLLC, National Medical Professionals of Colorado, PLLC, and National Medical Professionals of Arizona LLC, affiliated professional limited liability companies owned and operated by our Executive Medical Director, we contracted with approximately 606 physicians and other medical staff as independent contractors to fulfill our contractual obligations to customers. Because these staff members are treated as independent contractors rather than as employees, National Medical Professionals of Texas PLLC, National Medical Professionals of Colorado, P.C. and National Medical Professionals of Arizona LLC do not (i) withhold federal or state income or other employment related taxes from their compensation, (ii) make federal or state unemployment tax or Federal Insurance Contributions Act payments with respect to them, (iii) provide workers compensation insurance with respect to them (except in states where they are required to do so for independent contractors), or (iv) allow them to participate in benefits and retirement programs available to employees. The contracts in place with these physicians obligate them to pay these taxes and other costs. Whether these physicians are properly classified as independent contractors generally depends upon the facts and circumstances of our relationship with them. If a challenge to our treatment of these physicians as independent contractors by federal or state authorities were successful and these physicians were treated as employees instead of independent contractors, we and/or National

Medical Professionals of Texas PLLC, National Medical Professionals of Colorado, P.C. and National Medical Professionals of Arizona LLC could be liable for taxes, penalties and interest. In addition, there are currently, and have been in the past, proposals made to eliminate an existing safe harbor that would potentially protect us from the imposition of taxes in these circumstances, and similar proposals could be made in the future. If such a challenge were successful or if the safe harbor were eliminated, this could cause a material increase in our costs relating to these physicians and, therefore, a material adverse effect on our business, financial condition and results of operations.

We have experienced net losses and may not continue to achieve or sustain profitability in the future.

We experienced net income of $32.8 million for the year ended December 31, 2015. However, we have experienced periods of net losses, including consolidated net losses of approximately $17.3 million and $3.0 million for the years ended December 31, 2014 and 2013, respectively. Our revenue may not grow and we may not achieve or maintain profitability in the future. Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. Our ability to achieve profitability will be affected by the other risks and uncertainties described in this section and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If we are not able to achieve, sustain or increase profitability, our business will be materially adversely affected and the price of our Class A common stock may decline.

We depend on our senior management and may not be able to retain those employees or recruit additional qualified personnel.

We depend on our senior management, including Thomas S. Hall, our Chairman and Chief Executive Officer, Timothy Fielding, our Chief Financial Officer, and Graham Cherrington, our President and Chief Operating Officer. We rely on the extensive experience of our management team across the healthcare, retail and hospitality sectors as well as extensive knowledge of healthcare operations and facility expansion. The loss of services of any of these or any other members of our senior management could adversely affect our business until a suitable replacement can be found. There may be a limited number of persons with the requisite skills to serve in these positions, and we cannot assure you that we would be able to identify or employ such qualified personnel on acceptable terms.

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

Our facilities are currently located in Texas, Colorado and Arizona. If there were an adverse regulatory, economic or other development in any of these states, our patient volume could decline, our ability to operate our facilities under our existing business model could be impacted, or there could be other unanticipated adverse impacts on our business that could have a material adverse effect on our business, prospects, results of operations and financial condition. See “—Risks Related To Healthcare Regulation—Changes in the rates or methods of third‑party reimbursements, including due to political discord in the budgeting process outside our control, may adversely affect our revenue and operations.”

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

Our construction timelines may be delayed due to weather conditions. This may prevent us from opening facilities on time and increase our preopening expense burden. Additionally, extreme weather or natural disasters could also severely hinder our ability to operate existing facilities, delay capital improvements or cause us to close facilities. For example, in 2015, 37.8% of our patient service revenue was generated from facilities in the Houston market. If a hurricane, or other severe weather, were to affect this market, it could impact our ability to operate these facilities.

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

Physicians, hospitals, clinics and other participants in the healthcare industry have become subject to an increasing number of lawsuits alleging medical malpractice and related legal theories such as negligent hiring, supervision and credentialing. Some of these lawsuits may involve large claim amounts and substantial defense costs. We generally procure professional liability insurance coverage for our affiliated medical professionals and professional and corporate entities. As of December 31, 2015, our professional liability insurance coverage was $20 million. This insurance coverage may not cover all claims against us, and insurance coverage may not continue to be available at a cost satisfactory to us to allow for the maintenance of adequate levels of insurance. If one or more successful claims against us were not covered by or exceeded the coverage of our insurance, it could have a material adverse effect on our business, prospects, results of operations and financial condition. Moreover, in the normal course of our business, we are involved in lawsuits, claims, audits and investigations, including those arising out of our billing and marketing practices, employment disputes, contractual claims and other business disputes for which we may have no insurance coverage, and which are not subject to actuarial estimates. The outcome of these matters could have a material effect on our results of operations in the period when we identify the matter, and the ultimate outcome could have a material adverse effect on our financial position, results of operations, or cash flows.

The reserves we establish with respect to our losses not covered under our insurance programs are subject to inherent uncertainties.

In connection with our insurance programs, we establish reserves for losses and related expenses, which represent estimates involving actuarial and statistical projections, at a given point in time, of our expectations of the ultimate resolution and administration costs of losses we have incurred in respect of our liability risks. Insurance reserves are inherently subject to uncertainty. Our reserves are based on historical claims, demographic factors, industry trends, severity and exposure factors and other actuarial assumptions calculated by an independent actuary firm. The independent actuary firm performs studies of projected ultimate losses on an annual basis and provides quarterly updates to those projections. We use these actuarial estimates to determine appropriate reserves. Our reserves could be significantly affected if current and future occurrences differ from historical claim trends and expectations. While we monitor claims closely when we estimate reserves, the complexity of the claims and the wide range of potential outcomes may hamper timely adjustments to the assumptions we use in these estimates. Actual losses and related expenses may deviate, individually and in the aggregate, from the reserve estimates reflected in our consolidated financial statements. As of December 31, 2015 and 2014, we had a reserve of approximately $0.8 million and $0.7 million for incurred but unreported health claims, respectively. If we determine that our estimated reserves are inadequate, we will be required to increase reserves at the time of the determination, which would result in a reduction in our net income in the period in which the deficiency is determined.

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

Our ability to compete effectively depends in part upon our intellectual property rights, including but not limited to our trademarks. Our use of contractual provisions, confidentiality procedures and agreements, and trademark, copyright, unfair competition, trade secret and other laws to protect our intellectual property rights may not be adequate. Litigation may be necessary to enforce our intellectual property rights, or to defend against claims by third parties that the conduct of our businesses or our use of intellectual property infringes upon such third-party’s intellectual property rights. Any intellectual property litigation or claims brought against us, whether or not meritorious, could result in substantial costs and diversion of our resources, and there can be no assurances that favorable final outcomes will be obtained in all cases. The terms of any settlement or judgment may require us to pay substantial amounts to the other party or cease exercising our rights in such intellectual property, including ceasing the use of certain trademarks used by us to distinguish our services from those of others or ceasing the exercise of our rights in copyrightable works. In addition, we may have to seek a license to continue practices found to be in violation of a third-party’s rights, which may not be available on reasonable terms, or at all. Our business, financial condition or results of operations could be adversely affected as a result.

Risks Related to Healthcare Regulation

We conduct business in a heavily regulated industry and, if we fail to comply with these laws and government regulations, we could incur penalties or be required to make significant changes to our operations.

The healthcare industry is heavily regulated and closely scrutinized by federal, state and local governments. Comprehensive statutes and regulations govern the manner in which we provide and bill for services, our contractual relationships with our physicians, vendors and customers, our marketing activities and other aspects of our operations. Failure to comply with these laws can result in civil and criminal penalties such as fines, damages, overpayment recoupment, loss of enrollment status or exclusion from government healthcare programs. The risk of our being found in violation of these laws and regulations is increased by the fact that many of them have not been fully interpreted by regulatory authorities or the courts, and their provisions are sometimes open to multiple interpretations. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our managements' attention from the operation of our business.

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

Our operating facilities in Texas, Colorado and Arizona, are subject to many laws and regulations, particularly at the state and local government levels. These laws and regulations require our freestanding emergency rooms and our hospitals to meet various licensing, certification and other requirements, including those relating to:

•	building and construction codes, fire codes and life safety standards for our facilities;
•	the qualifications of medical and support personnel in our facilities;
•	the adequacy of medical care, equipment, personnel, operating policies and procedures;
•	required governance boards and organizational plans to oversee the facility;
•	required services and treatment lines, particularly in the hospital setting;
•	facility licensure;
•	maintenance and protection of medical records;
•	environmental protection and health and safety, including the handling and disposal of medical waste;
•	development of infection control and quality improvement policies and procedures;
•	required operating hours;
•	requirements to treat our emergent patients regardless of ability to pay;
•	restrictions on advertising and billing with respect to patients to make clear the facility is operating as an emergency room; and
•	patient transfer agreements and patient transfer plans to care for patients of an acuity beyond the capability of the facility.

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

Approximately 36 states have certificate of need programs that require some level of prior approval for the construction of a new facility, acquisition or expansion of an existing facility, or the addition of new services for various healthcare facilities. One of the most common categories of healthcare services reviewed under certificate of need laws is hospital services, which may include the emergency services we provide at our freestanding emergency rooms. While the states where our facilities are currently operational (Texas, Colorado and Arizona) do not require a certificate of need, other states where we seek to expand our operations may require certificates of need under circumstances not currently applicable to our facilities. If these states require such a certificate, they may examine any proposed facility for the cost of adding additional services compared with other treatment models, the impact of our proposed facility on existing providers, the need for additional or expanded healthcare services in the relevant market and other analyses that may require changes to our business model. In such case, we may not be able to obtain the necessary certificates of need or other required approvals to meet our expansion plans. In addition, if we seek to acquire other facilities, in certificate of need states, we may be required to obtain a certificate of need before the acquisition, before we replace the equipment or before we expand the acquired facility. If we are unable to obtain such approvals, we may not be able to move forward with a planned acquisition, expand the acquired facility, add additional services to the facility or replace its equipment.

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

Alternatively, without current state licensure of freestanding emergency room facilities, we may need to develop new models or form partnerships with existing facilities to expand to new states. Such challenges were one reason we entered into a joint venture with Dignity Health announced in October 2014. The new partnership started with Dignity Health Arizona General Hospital, which is licensed as a general hospital by the Arizona Department of Health Services. These alternative models or partnerships may not be as profitable as our current freestanding facilities, and such development may materially impact our prospects or our growth strategy.

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

Additionally, on January 16, 2009, the United States Department of Health and Human Services, or HHS, released the final rule mandating that everyone covered by the Administrative Simplification Provisions of the Health Insurance Portability and Accountability Act of 1996, or HIPAA, which includes our facilities must implement the International Classification of Diseases (10th Edition), or ICD‑10, for medical coding on October 1, 2015. ICD‑10 codes contain significantly more information than the ICD‑9 codes previously used for medical coding and require covered entities to code with much greater detail and specificity than ICD‑9 codes. On October 1, 2015, we outsourced our billing and coding to a third-party primarily to ensure compliance with ICD-10 coding.

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

Additionally, the PPACA could ultimately result in substantial changes in coverage and reimbursement, including changes in coverage or amounts paid by private payors, which could have an adverse impact on our revenue from those sources.

Recent healthcare reform legislation and other changes in the healthcare industry and in healthcare spending could adversely affect our business model, financial condition or results of operations.

Our results of operations and financial condition could be affected by changes in healthcare spending and policy. The healthcare industry is subject to changing political, regulatory and other influences. In March 2010, the President signed the PPACA into law, which made major changes in how healthcare is delivered and reimbursed, and increased access to health insurance benefits to the uninsured and underinsured population of the United States. However, certain provisions in the PPACA, such as the establishment of the Independent Payment Advisory Board, could cause us to face reduced reimbursement rates that would adversely affect our business model.

The PPACA may also adversely affect payors by increasing their medical cost trends, which could have an effect on the industry and potentially impact our business and revenue as payors seek to offset these increases by reducing costs in other areas, although the extent of this impact is currently unknown.

Because of the continued uncertainty about the implementation of the PPACA, including the potential for further legal challenges, we cannot quantify or predict with any certainty the likely impact of the PPACA on our business model, prospects, financial condition or results of operations. We also anticipate that Congress, state legislatures, and third-party payors may continue to review and assess alternative healthcare delivery and payment systems and may in the future propose and adopt legislation or policy changes or implementations effecting additional fundamental changes in the healthcare delivery system. We cannot assure you as to the ultimate content, timing, or effect of changes, nor is it possible at this time to estimate the impact of potential legislation.

If current or future laws or regulations force us to restructure our arrangements with physicians, professional corporations and hospitals, we may incur additional costs, lose contracts and suffer a reduction in net revenue under existing contracts, and we may need to refinance our debt or obtain debt holder consent.

A number of laws bear on our relationships with our physicians. State authorities in some jurisdictions could find that our contractual relationships with our physicians violate laws prohibiting the corporate practice of medicine or fee-splitting. These laws are generally intended to prevent unlicensed persons or entities from interfering with or inappropriately influencing the physician's professional judgment, but they may also prevent the sharing of professional services income with professional, non-professional or other business interests. Over 30 states have some form of corporate practice of medicine restrictions and as we continue to expand into new markets, our current business model may implicate these restrictions. The states in which we currently operate (Colorado, Texas and Arizona) have some level of corporate practice of medicine restrictions. In each of these states, a business corporation may not employ physicians or provide medical services. While we believe we are currently in material compliance with applicable state laws relating to the corporate practice of medicine and fee-splitting, regulatory authorities or other parties, including our affiliated physicians, may assert that, despite these arrangements, we are impermissibly engaged in the practice of medicine or that our contractual arrangements with affiliated physician groups constitute unlawful fee-splitting. In this event, we could be subject to adverse judicial or administrative interpretations, to civil or criminal penalties, our contracts could be found legally invalid and unenforceable or we could be required to restructure our contractual arrangements with our affiliated physicians and physician groups.

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

In addition to the privacy requirements, HIPAA covered entities must maintain certain administrative, physical, and technical security standards to protect the integrity, confidentiality and availability of certain electronic health‑related information received, maintained, or transmitted by covered entities or their business associates. We have taken actions in an effort to be in compliance with these security regulations and believe that we are in substantial compliance, however, a security incident that bypasses our information security systems causing an information security breach, loss of protected health information or other data subject to privacy laws or a material disruption of our operational systems could result in a material adverse impact on our business, along with fines. Ongoing implementation and oversight of these security measures involves significant time, effort and expense.

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

HITECH significantly expanded the scope of the privacy and security requirements under HIPAA and increased penalties for violations. Currently, violations of the HIPAA privacy, security and breach notification standards may result in civil penalties ranging from $100 to $50,000 per violation, subject to a cap of $1.5 million in the aggregate for violations of the same standard in a single calendar year. The amount of penalty that may be assessed depends, in part, upon the culpability of the applicable covered entity or business associate in committing the violation. Some penalties for certain violations that were not due to “willful neglect” may be waived by the Secretary of HHS in whole or in part, to the extent that the payment of the penalty would be excessive relative to the violation. HITECH also authorized state attorneys general to file suit on behalf of residents of their states. Applicable courts may award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. HITECH also mandates that the Secretary of HHS conduct periodic compliance audits of a cross‑section of HIPAA covered entities and business associates. Every covered entity and business associate is subject to being audited, regardless of the entity’s compliance record.

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

We enrolled our hospitals in the federal Medicare program and Medicaid programs.  As a result of participating in these programs, we will be required to comply with a number of additional federal and state regulatory schemes.

While the majority of our facilities do not currently participate as providers in the federal Medicare, Medicaid or Tricare programs, our hospitals in Arizona and Texas received confirmation of their enrollment in Medicare and Medicaid. By enrolling in these programs, we will face certain federal and state regulatory schemes for the first time. For example, the federal physician self-referral law, or the Stark Law, and the Anti-Kickback Statute apply to the provision of healthcare services and supplies to Medicare and Medicaid patients. While we have sought to organize our operations—both at our freestanding emergency rooms that do not participate in these programs and at our hospitals—to comply with both the Stark Law and Anti-Kickback Statute, we cannot assure you that our enrollment in these government programs will not require some reorganization of our existing relationships with our physicians, referral sources and other partners, or that we will not be subject to government investigation for failure to comply with these laws.

By not participating in these programs at a portion of our freestanding emergency rooms, many potential consumers of our services in our target markets may choose to receive services from other providers. To participate in these programs at our freestanding emergency room facilities we would need to significantly modify our current operational model. Such programs, particularly Medicare, have substantial statutory and regulatory requirements to participate. For example, the Medicare program does not currently allow the participation of independent freestanding emergency room facilities. To participate as a Medicare provider in states where we operate only freestanding emergency rooms, we would need to open a central-hospital facility that owns and operates the satellite freestanding emergency rooms as "provider-based facilities" under a unified organization. Under Medicare, establishing such a central-hospital facility with satellite freestanding emergency rooms structure requires a hospital to be "primarily engaged in the provision of services to inpatients." This requirement could limit our ability to grow by restricting the number of additional freestanding facilities associated with each Medicare-certified hospital to ensure compliance with the inpatient service requirements. This and other Medicare conditions of participation could be costly and limit our expansion plans. Our current accreditation from The Joint Commission as freestanding emergency room facilities does not guarantee that our facilities would meet The Joint Commission hospital standards, Medicare conditions of participation or Medicaid requirements for hospitals.

Furthermore, the Medicare and Medicaid programs are particularly susceptible to statutory and regulatory changes, retroactive and prospective rate adjustments, spending freezes, federal and state funding reductions and administrative rulings and interpretations concerning, without limitation, patient eligibility requirements, funding levels and the method of calculating payments or reimbursements, all of which we now face for the first time at our hospitals. The PPACA reduces annual payment updates for certain providers, including hospitals, and reduces Medicare payments for certain events, such as hospital readmissions and hospital-acquired infections. Furthermore, the Budget Control Act of 2011 requires automatic spending reductions for each fiscal year through 2021. We are unable to predict how these spending reductions will be structured, what other deficit reduction initiatives may be adopted by the U.S. Congress or how these changes will impact our hospitals or would impact our freestanding emergency room facilities if such facilities subsequently participate in the Medicare program.

Enrolling as a Medicaid provider also subjects a portion of our revenue to fluctuations and limitations in state budgets. Many state legislatures, including Arizona, Colorado and Texas, are required by their state constitution or laws to balance the state's budgets annually and the Medicaid program is often the largest budget expenditure for many states.

In recent years, as economic forces put pressure on state budgets, many states decreased spending or decreased spending growth for their Medicaid programs. States also continually review and revise their Medicaid programs and request waivers from the CMS from otherwise national requirements, which could result in certain payments being reduced or eliminated. Such spending changes could have a material impact on the performance of our hospitals and our freestanding emergency rooms, if such facilities later participate in state Medicaid programs.

State regulation of healthcare marketing in our current or target markets could impact our marketing efforts, which may in turn hamper our ability to increase patient volume, increase same store sales, or build awareness of our care model, particularly if we choose to participate in Medicaid in the future.

Some states regulate healthcare providers' marketing efforts to persons enrolled in governmental healthcare programs, such as Medicaid and the Children's Health Insurance Program, or CHIP. These marketing restrictions may impact our future marketing efforts. In particular, some state laws prohibit direct and/or indirect marketing and outreach efforts to enrollees of state-funded governmental healthcare programs. Some states restrict the direct marketing activities of providers by prohibiting providers from engaging in unsolicited personal contact or promotions of their practices to enrollees. In states that restrict providers' marketing efforts directly, regulations sometimes prohibit provider marketing materials from containing any false, misleading, or inaccurate statements relating to the providers' services, benefits or costs. A number of states also prohibit provider marketing materials from containing any state-owned logos or making any statement of endorsement by federal or state governmental entities.

Other states, including Arizona, restrict providers' marketing efforts indirectly by regulating the activities of health plans that contract with state-funded governmental healthcare programs. Some states require state-contracted health plans to report their marketing costs to state regulatory agencies and submit all marketing materials for prior regulatory approval. We are not classified as a health plan, but we may contract with state-contracted health plans as a subcontracted provider subject to such restrictions in the future. In such case, some states' state-contracted health plans may restrict our marketing activities, in order to ensure the health plans' compliance with state-funded governmental healthcare programs' marketing restrictions. For example, a number of state-contracted health plans require their subcontracted providers to submit all marketing materials to the health plan. If the health plan deems it necessary, the health plan may then submit the subcontracted providers' marketing materials to the appropriate state regulatory agency. To our knowledge, we are currently in compliance with state healthcare marketing laws in the states in which we operate. However, these restrictions are rapidly evolving and we may be required to change our practices in the future. This risk is more pronounced in Arizona where we have enrolled our hospital in the state's Medicaid program, and such risks may increase in other states if we choose to enroll our facilities in those states' Medicaid or CHIP programs.

Our facilities, billing practices, relationships with healthcare providers and third parties, and our marketing practices are (at least in part) subject to the Anti‑Kickback Statute, Stark Law, False Claims Act and similar state laws.

By enrolling in the federal Medicare, Medicaid, and Tricare programs, our hospitals (and any other of our facilities that enroll in such programs in the future) are directly subject to additional federal laws, including, but not limited to, those discussed below.

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

Violations of the Anti-Kickback Statute can result in exclusion from Medicare, Medicaid or other governmental programs as well as civil and criminal penalties, such as $25,000 per violation and up to three times the remuneration involved. We may be required to enter into settlement agreements with the government to avoid such sanctions. Typically, such settlement agreements require substantial payments to the government in exchange for the government to release its claims, and may also require us to enter into a Corporate Integrity Agreement, or CIA, with the OIG. The obligations contained in such CIA could have a material adverse effect on our business, financial condition and results of operations.

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

Both direct enforcement activity by the government and whistleblower lawsuits under the Federal False Claims Act have increased significantly in recent years and have increased the risk of healthcare companies like us having to defend a false claims action, repay claims paid by the government, pay fines or be excluded from the Medicare and Medicaid programs. In addition, under the PPACA, providers must report and refund the overpayments before the later of 60 days after the overpayment was identified or the date any corresponding cost report is due, if applicable. Any overpayment that is retained after this deadline is considered an obligation subject to an action under the Federal False Claims Act.

A number of states have enacted false claims acts that are applicable to claims submitted to state Medicaid programs and are similar to the Federal False Claims Act. Section 6031 of the Deficit Reduction Act of 2005 as amended, or DRA, amended federal law to encourage these types of state laws, along with a corresponding increase in state initiated false claims enforcement efforts. Currently, most states and the District of Columbia have some form of state false claims act. The OIG has reviewed various state false claims acts and on numerous occasions has determined that some state false claims acts satisfy the DRA standards, including Texas and Colorado. Several states were given a grace period to amend their false claims acts to come into compliance with recent amendments to the Federal False Claims Act. We anticipate this figure will continue to increase.

CMS Recovery Audit Program

We believe that the CMS will continue to operate its Recovery Audit Program, which could randomly audit our hospitals and any of our other facilities that enroll in the Medicare or Medicaid in the future. The Recovery Audit Program's mission is to identify and correct Medicare improper payments through the efficient detection and collection of overpayments made on claims of healthcare services provided to Medicare beneficiaries, and the identification of underpayments to providers so that the CMS can implement actions that will prevent future improper payments. Federal law also requires states to create Recovery Audit Programs for their state Medicaid programs. Enrollment in the states' Medicaid programs may mean additional state scrutiny of potential overpayments.

The Emergency Medical Treatment and Labor Act

Our participation in Medicare, Medicaid and Tricare at our hospitals subject the hospitals to certain requirements of the Emergency Medical Treatment and Labor Act, or EMTALA. Under EMTALA, all participating hospitals with emergency departments are required to provide an appropriate medical screening examination upon request by any individual to determine whether an emergency medical condition exists or if the patient is in active labor. If the hospital determines that there is an emergency medical condition, then the hospital must stabilize the individual. Violations of these EMTALA obligations (if applicable) could subject us to civil penalties. Furthermore, individuals have a private right of enforcement if they suffer harm that is a direct result of a violation of EMTALA.

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

Changes in our ownership structure and operations may require us to comply with numerous notification and reapplication requirements in order to maintain our licenses, certifications or other authorizations to operate, and failure to do so, or an allegation that we have failed to do so, could result in payment delays, forfeiture of payment or civil and criminal penalties or loss of third-party payor contracts.

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

In certain jurisdictions, changes in our ownership structure require pre‑ or post‑notification to state governmental licensing and certification agencies, or agencies with which we have contracts. Relevant laws in some jurisdictions may also require re‑application or re‑enrollment and approval to maintain or renew our licensure, certification, contracts or other operating authority. Our changes in corporate structure and ownership involving changes in our beneficial ownership required us in some instances to give notice, re‑enroll or make other applications for authority to continue operating in various jurisdictions or to begin to receive payment from government payment programs. The extent of such notices and filings may vary in each jurisdiction in which we operate, although those regulatory entities requiring notification generally request factual information regarding the new corporate structure and new ownership composition of the operating entities that hold the applicable licensing and certification. Additionally, certain of our third-party payor contracts may require us to provide notice of any changes to our ownership structure.

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

Federal law does not mandate coverage or reimbursement amounts by private payors for services provided in our freestanding facilities.

The PPACA requires all non-grandfathered insurance plans covering emergency services to cover treatment of a "prudent layperson" who reasonably believes his or her health is in jeopardy at emergency departments of a hospital without regard to whether that hospital is in-network. The PPACA further prohibits insurance providers from requiring pre-approval authorization or other administrative limits on such services in out-of-network hospitals, and has certain minimum payment provisions for emergency care in a hospital emergency department that meet this prudent layperson standard. Our hospitals should be eligible to receive certain payment protections from these provisions for services provided in the hospital's emergency room. There is no guarantee that these payment protections will continue to be available to us (or any provider) in the future.

Risks Related to Our Organizational Structure

We have identified a material weakness in our internal control over financial reporting that, if not corrected, could result in material misstatements of our financial statements.

In connection with our assessment of internal controls over financial reporting and for the year ended December 31, 2015, we identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

During 2015, the Company concluded that it did not have the internal expertise within its current structure to meet the medical record coding and billing compliance requirements under ICD-10.  As such, management outsourced these functions to a third-party service provider as of October 1, 2015.  The Company’s contract with the third-party service provider requires that the third-party service organization provide to the Company, on an annual basis, a Service Organization Control internal control report in accordance with the AICPA Attestation Standards, Section 801,  Reporting on Controls at a Service Organization,  addressing the suitability of the design and operating effectiveness of controls relating to the system and business processing activities performed by the service organization on the Company’s behalf.  The internal control report provided by the service organization was not sufficient for our purposes because it did not specifically address transactions and controls operating from the commencement date of our contract through year end because the scope of the report only covered transactions and controls for the period January 1, 2015 to September 30, 2015, and we did not have other controls in place that were adequate to verify the integrity of the data throughout the process in which patient encounters were coded and billed nor controls over the coding of medical records.  Additionally, internal controls designed to ensure the completeness and accuracy of the patient information transferred to the third-party service provider were not effective.  As a result, the Company could not conclude that controls over the completeness, existence and accuracy of revenue and accounts receivable were operating effectively.  We attempted to implement alternative internal control procedures to verify revenue information received from the third party was complete and accurate; however, we were unable to implement manual controls to compensate for the lack of evidence to support effective controls at our service provider. For further information see “Item 9A. Controls and Procedures—Management’s Report on Internal Control over Financial Reporting.”

Although no adjustment was required to our consolidated financial statements, management concluded that there is a reasonable possibility that a material misstatement could occur in revenue and related receivables in the consolidated financial statements if the control deficiencies were not remediated. Accordingly, management concluded that there is a material weakness in the Company’s internal control over financial reporting and that the Company did not maintain effective internal control over financial reporting as of December 31, 2015.

If we are unable to maintain effective internal control over financial reporting, our ability to report our financial results on a timely and accurate basis may be adversely affected, which in turn could cause the market price of our common stock to decline.

Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, requires our management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control structure and procedures for financial reporting. We completed an evaluation of the effectiveness of our internal control over financial reporting for the fiscal year ended December 31, 2015, and we have an ongoing program to perform the system and process evaluation and testing necessary to continue to comply with these requirements. However, internal control over financial reporting has inherent limitations, including human error, the possibility that controls could be circumvented or become inadequate because of changed conditions, and fraud. Because of the inherent limitations, misstatements due to error or fraud may occur and may not always be prevented or timely detected. We expect to continue to incur significant expense and to devote management resources to Section 404 compliance. In the event that one of our Chief Executive Officer, Chief Financial Officer or independent registered public accounting firm determines that our internal control over financial reporting is not effective as defined under Section 404, investor perceptions and our reputation may be adversely affected and the market price of our stock could decline.

Adeptus Health Inc.’s only material asset is its interest in Adeptus Health LLC, and it is accordingly dependent upon distributions from Adeptus Health LLC to pay taxes and pay dividends.

Adeptus Health Inc. is a holding company that was formed in connection with our initial public offering and has no material assets other than its ownership of LLC Units. Adeptus Health Inc. has no independent means of generating revenue. Adeptus Health Inc. intends to cause Adeptus Health LLC to make distributions to its unitholders in an amount sufficient to cover all applicable taxes at assumed tax rates and dividends, if any. Deterioration in the financial condition, earnings or cash flow of Adeptus Health LLC and its subsidiaries for any reason could limit or impair their ability to pay such distributions. Additionally, to the extent Adeptus Health Inc. needs funds, and Adeptus Health LLC is restricted from making such distributions under applicable law or regulation or under the terms of our financing arrangements, or is otherwise unable to provide such funds, it could materially adversely affect our business, prospects, results of operations or financial condition.

Payments of dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including general and economic conditions, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions and implications of the payment of dividends by us to our stockholders or by our subsidiaries (including Adeptus Health LLC) to us, and such other factors as our board of directors may deem relevant. First Choice ER, LLC and its subsidiaries are currently subject to certain restrictions and covenants under our senior secured credit facility, or, as amended, the Senior Secured Credit Facility, including limits on amounts of leverage, interest charges and capital expenditures. These restrictions and covenants may restrict the ability of those entities to make distributions to Adeptus Health Inc. Any additional financing arrangement we enter into in the future may include restrictive covenants that limit our ability to pay dividends. In addition, Adeptus Health LLC is generally prohibited under Delaware law from making a distribution to a member to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of Adeptus Health LLC (with certain exceptions) exceed the fair value of its assets. Subsidiaries of Adeptus Health LLC are generally subject to similar legal limitations on their ability to make distributions to Adeptus Health LLC.

Adeptus Health Inc. is required to pay the Post-IPO Unit Holders and the Merged Owner certain tax benefits they may claim arising in connection with subsequent exchanges in the future, and the amounts it may pay could be significant.

In connection with our initial public offering, we entered into a tax receivable agreement with the Post-IPO Unit Holders and the Merged Owner, each as defined under the heading "Organizational Structure," providing for the payment by Adeptus Health Inc. to the Post-IPO Unit Holders of 85% of the benefits, if any, that Adeptus Health Inc. is deemed to realize as a result of increases in tax basis and certain other tax benefits. See "Organizational Structure."

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

Estimating the amount of payments that may be made under the tax receivable agreement is by its nature imprecise, insofar as the calculation of amounts payable depends on a variety of factors. The actual increase in tax basis, as well as the amount and timing of any payments under the tax receivable agreement, will vary depending upon a number of factors, including the timing of exchanges, the relative value of our assets at the time of the exchange, the price of shares of our Class A common stock at the time of the exchange, the extent to which such exchanges are taxable, the amount and timing of the taxable income we realize in the future and the tax rate then applicable, our use of loss carryovers and the portion of our payments under the tax receivable agreement constituting imputed interest or depreciable or amortizable basis..

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

Our initial public offering had a significant transformative effect on us. Prior to our initial public offering, our business operated as a privately owned company and we now incur significant additional legal, accounting, reporting and other expenses as a result of having publicly-traded Class A common stock. We also incur costs that we have not incurred previously, and will incur additional costs now that we are no longer an "emerging growth company." Such costs include, but are not limited to, costs and expenses for directors' fees, increased directors and officers insurance, investor relations, compliance with the Sarbanes-Oxley Act and rules and regulations of the SEC, and various other costs of a public company.

        The additional demands associated with being a public company may disrupt regular operations of our business by diverting the attention of some of our senior management team away from revenue producing activities to management and administrative oversight, adversely affecting our ability to attract and complete business opportunities and increasing the difficulty in both retaining professionals and managing and growing our businesses. Any of these effects could harm our business, financial condition and results of operations.

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

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class A common stock began trading on the New York Stock Exchange under the symbol “ADPT” on June 25, 2014. Prior to that time, there was no market for our common stock.  The following table sets forth, for the periods indicated, the high and low sales prices for our Class A common stock from June 25, 2014 through December 31, 2015, as reported by the New York Stock Exchange.

4
Fiscal 2014	High	Low
June 25, 2014 through June 30, 2014	$26.75	$25.00
Quarter ended September 30, 2014	$29.33	$23.35
Quarter ended December 31, 2014	$38.78	$24.22

Fiscal 2015	High	Low
Quarter ended March 31, 2015	$50.62	$30.12
Quarter ended June 30, 2015	$95.93	$40.05
Quarter ended September 30, 2015	$123.97	$79.16
Quarter ended December 31, 2015	$90.71	$45.50

There is no trading market for shares of our Class B common stock.

Holders

As of February 15, 2016, there were approximately 220 stockholders of record of our Class A common stock and 18 stockholders of record of our Class B common stock. The number of record holders does not reflect the beneficial ownership of shares held in nominee name, nor do they include holders of any restricted stock.

Dividends

We do not currently pay a dividend on our common stock. The declaration, amount and payment of any future dividends on shares of Class A common stock will be at the sole discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our board of directors may deem relevant.  We did not pay any dividends on our common stock from January 1, 2015 through December 31, 2015.

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

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2015, we did not purchase any of our equity securities that are registered under Section 12(b) of the Exchange Act.

Performance Graph

The following graph compares the relative performance of our common stock, the S&P 500 Index and the S&P 500 Healthcare Index. This graph covers the period from June 25, 2014 (the date our Class A common stock first began trading on the New York Stock Exchange), through December 31, 2015. In each case, this graph assumes a $100 investment in the Company’s Class A common stock and on each index on June 25, and the reinvestment of all dividends, if any.

	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
Name	2014	2014	2014	2015	2015	2015	2015
Adeptus Health Inc.	$ 98.52	$ 96.70	$ 145.24	$ 195.03	$ 368.89	$ 313.63	$ 211.73
S&P 500	100.04	100.65	105.07	105.53	105.29	97.98	104.31
S&P 500- Health Care	99.49	104.49	111.84	118.72	121.61	108.18	117.66

Item 6. Selected Financial Data

The following table sets forth the selected historical consolidated financial and other data for the Company as of the dates and for the periods indicated. The selected consolidated statements of operations data presented below for the fiscal years ended December 31, 2015, 2014 and 2013 and the consolidated balance sheet data presented below as of December 31, 2015 and 2014 have been derived from our audited consolidated financial statements, included in this Annual Report on Form 10-K. December 31, 2013 and 2012 have been derived from Adeptus Health LLC’s audited consolidated financial statements, included in the Form S-1. December 31, 2011 has been derived from First Choice ER, LLC’s unaudited consolidated financial statements. You should read the information contained in this table in conjunction with our audited consolidated financial statements, the related notes to the financial statements and the information in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our future results.

	Year ended
	December 31,
	2015	2014	2013	2012	2011
	(audited)	(audited)	(audited)	(audited)	(unaudited)
Revenue:
Patient service revenue	$420,612	$243,298	$114,960	$80,977	$55,203
Provision for bad debt	(70,119)	(32,624)	(12,077)	(8,376)	(6,983)
Net patient service revenue	350,493	210,674	102,883	72,601	48,220
Management and contract services revenue	14,194	20	—	—	—
Total net operating revenue	364,687	210,694	102,883	72,601	48,220
Equity in earnings (loss) of unconsolidated joint ventures	8,927	(900)	—	—	—
Operating expenses:
Salaries, wages and benefits	218,114	136,498	65,244	41,754	24,770
General and administrative	51,083	37,604	17,436	12,805	8,724
Other operating expenses	51,374	27,287	11,392	8,145	5,075
Depreciation and amortization	17,875	15,037	7,920	4,640	2,539
Total operating expenses	338,446	216,426	101,992	67,344	41,108
Income (loss) from operations	35,168	(6,632)	891	5,257	7,112
Other income (expense):
Gain on contribution to joint venture	24,250	—	—	—	—
Interest expense	(12,759)	(11,966)	(2,827)	(1,056)	(919)
Realized (loss) gain on derivative	(92)	—	112	(533)	—
Loss on extinguishment of debt	(5,011)	—	(440)	—	—
Total other (expense) income	6,388	(11,966)	(3,155)	(1,589)	(919)
Income (loss) before provision (benefit) for income taxes	41,556	(18,598)	(2,264)	3,668	6,193
Provision (benefit) for income taxes	8,733	(1,326)	720	467	393
Net income (loss)	32,823	(17,272)	(2,984)	3,201	5,800
Less: Net income (loss) attributable to non-controlling interest	19,606	(13,921)	(2,984)	3,201	5,800
Net income (loss) attributable to Adeptus Health Inc.	$13,217	$(3,351)	$—	$—	$—
Net income (loss) per share of Class A common stock:
Basic	$1.09	$(0.34)	$—	$—	$—
Diluted	$1.09	$(0.34)	$—	$—	$—
Weighted average shares of Class A common stock:
Basic	12,103,383	9,845,016	—	—	—
Diluted	12,103,383	9,845,016	—	—	—

Consolidated Balance Sheet Data:
Cash	$16,037	$2,002	$11,495	$3,455	$4,765
Total assets	525,281	282,818	183,292	120,367	110,399
Total debt and capital lease obligations	128,882	110,935	79,411	23,604	34
Owners' equity	149,684	99,880	78,651	82,734	76,970
Cash Flow Data:
Cash flows provided by (used in):
Operating activities	$13,081	$(24,698)	$6,872	$11,408	$8,061
Investing activities	(5,342)	(49,448)	(44,647)	(15,537)	(82,687)
Financing activities	6,296	64,653	45,815	2,820	78,430
Other Financial Data:
Adjusted EBITDA(1)	$75,911	$28,200	$16,010	$13,689	$9,651
Same-store revenue(2)	200,878	85,629	70,641	64,506	36,809
Capital expenditures	7,421	47,429	46,048	11,504	4,109
Other Operational Data:
Patient volume (number of patient visits)	244,608	146,058	77,044	58,434	48,191
Number of facilities	83	55	26	14	11

(1)

We define Adjusted EBITDA as net income before interest, taxes, depreciation and amortization, further adjusted to eliminate the impact of certain additional items, including facility preopening expenses, stock compensation expense, costs associated with our public offerings and other non-recurring costs, losses or gains that we do not consider in our evaluation of ongoing operating performance from period to period. Adjusted EBITDA is included in this Annual Report on Form 10-K because it is a key metric used by management to assess our financial performance. We use Adjusted EBITDA to supplement GAAP measures of performance in order to evaluate the effectiveness of our business strategies, to make budgeting decisions and to compare our performance against that of other peer companies using similar measures. Adjusted EBITDA is also frequently used by analysts, investors and other interested parties to evaluate companies in our industry.

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

The following table sets forth a reconciliation of our Adjusted EBITDA to net income (loss) using data derived from our consolidated financial statements for the periods indicated (in thousands):

	Year ended
	December 31,
	2015	2014	2013
Net income (loss)	$ 32,823	($17,272)	($2,984)
Depreciation and amortization(a)	19,310	15,037	7,920
Interest expense(b)	12,759	11,966	3,155
Provision for income taxes	8,733	(1,326)	720
Gain on contribution to joint venture(c)	(24,250)	-	-
Preopening expenses(d)	12,986	10,550	3,977
Stock compensation expense(e)	2,819	1,015	586
Public offering costs(f)	2,072	5,157	-
Duplicative billing effort(g)	939	-	-
Loss on extinguishment of debt(h)	5,011	-	-
Other(i)	2,709	3,073	2,636
Total adjustments	43,088	45,472	18,994
Adjusted EBITDA	$ 75,911	$ 28,200	$ 16,010

(a)	Includes the Company’s proportionate share of depreciation and amortization related to its joint ventures.
(b)

Consists of interest expense and fees of $12.8 million, $11.9 million, and $2.8 million for the years ended December 31, 2015, 2014 and 2013, respectively, a gain in fair market value of derivatives of $0.1 million for the year ended December 31, 2013, and a write-off of deferred loan costs of $0.4 million for the year ended December 31, 2013.

(c)	Consists of a gain recognized on the contribution and change of control of previously owned freestanding facilities to the joint venture with University of Colorado Health.
(d)	Includes labor, marketing costs and occupancy costs prior to opening facilities and hospital losses prior to obtaining Medicare certification.
(e)	Stock compensation expense associated with grants of management incentive units and stock options.
(f)

Consists of costs incurred in conjunction with our initial and secondary public offerings of $2.1 million for the year ended December 31, 2015 and $2.4 million in bonuses for certain members of management, $2.3 million in costs related to the termination of our Advisory Services Agreement and $0.5 million of other offering costs for the year ended December 31, 2014.

(g)	Consists of duplicative costs, including salaries, stay bonuses and contract labor costs, incurred during the transition to outsourced billing services for the ICD-10 conversion.
(h)	Consists of losses incurred on the extinguishment of the existing Credit Facility, including a prepayment premium of $2.1 million and write off of deferred loan costs of $2.9 million.
(i)

For the year ended December 31, 2015, we incurred costs to develop long-term strategic goals and objectives totaling $2.4 million, $0.1 million on recognizing a loss related to derivative classified as a cash flow hedge and third-party costs and fees involved in recruiting our management team totaling $0.2 million. For the year ended December 31, 2014, we incurred costs to develop long-term strategic goals and objectives totaling $1.7 million, real-estate development costs associated with potential real estate projects that were terminated totaling $0.6 million, third-party costs and fees involved in recruiting our management team totaling $0.4 million, management fees and expenses paid to a significant shareholder under our Advisory Services Agreement totaling $0.3 million and board fees and travel expenses paid to members of the board of directors totaling $0.1 million. For the year ended December 31, 2013, we incurred costs to develop long-term strategic goals and objectives totaling approximately $0.5 million, real-estate development costs associated with potential real estate projects that were terminated totaling $0.4 million, third-party costs and fees involved in recruiting our management team totaling $0.7 million, management fees and expenses paid to a significant shareholder under our Advisory Services Agreement totaling $0.6 million, board fees and travel expenses paid to members of the board of directors totaling $0.2 million and $0.25 million of termination costs paid to the former CEO.

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

Overview

We are a patient-centered healthcare organization providing emergency medical care through the largest network of freestanding emergency rooms in the United States and partnerships with leading healthcare systems. We own and operate First Choice Emergency Rooms in Texas and UCHealth Emergency Rooms in partnership with University of Colorado Health in Colorado.  Together with Dignity Health, we also operate Dignity Health Arizona General Hospital and freestanding emergency departments in Arizona.  Adeptus Health is the largest and oldest network of freestanding emergency rooms in the United States. We have experienced rapid growth in recent periods, growing from 14 freestanding facilities at the end of 2012 to 81 freestanding facilities and two fully licensed general hospitals as of December 31, 2015. We own and/or operate facilities currently located in the Houston, Dallas/Fort Worth, San Antonio and Austin, Texas markets, as well as in the Colorado Springs and Denver, Colorado and Phoenix, Arizona markets. In the Arizona and Dallas/Fort Worth markets, each of the freestanding facilities are outpatient departments of our hospitals in those markets.

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

Joint Venture with Dignity Health

On October 22, 2014, we announced our expansion into Arizona through a joint venture with Dignity Health, one of the nation’s largest health systems. The new partnership started with Dignity Health Arizona General Hospital, a full-service healthcare hospital facility in Phoenix Arizona and 4 freestanding emergency departments. The hospital began its training and certification phase of operation in December 2014 and received its CMS certification from the Joint Commission on January 30, 2015. Department of Health and Human Services’ Centers for Medicare and Medicaid Services, or CMS, certification allows us to receive reimbursement for services provided to Medicare and Medicaid patients of the hospital. Dignity Health Arizona Health Hospital is a full-service healthcare hospital facility, licensed by the state as a general hospital.  Spanning 39,000 square feet, the hospital has 16 inpatient rooms, two operating rooms for inpatient and outpatient surgical procedures, an emergency department, a high-complexity laboratory and a full radiology suite. Patients have full access to the Dignity Health area facilities and physicians, and the hospital provides Phoenix-area residents with 24/7 access to emergency medical care.

Joint Venture with University of Colorado Health

On April 21, 2015, we announced a new partnership with University of Colorado Health, or UCHealth, to improve access to high-quality and convenient emergency medical care in Colorado. Under the partnership, UCHealth will hold a majority stake in our freestanding emergency rooms throughout Colorado Springs, northern Colorado and the Denver metro area.  The Company contributed the 12 existing freestanding emergency rooms it held in Colorado, which have since been rebranded as UCHealth emergency rooms, and the related business associated with these facilities to the joint venture. The partnership will also include hospital locations planned for Colorado Springs and Denver.

Joint Venture with Ochsner Health System

In September 2015, the Company announced the formation of a new partnership with New Orleans-based Ochsner Health System to enhance access to emergency medical care in Louisiana. The joint venture will include a hospital and multiple freestanding emergency departments in locations still to be determined.

Partnership with Mount Carmel Health System

In February 2016, the Company announced expansion into Ohio and a new partnership with Mount Carmel Health System.  The partnership will include numerous freestanding emergency rooms in the Columbus, Ohio market.

We may not consolidate the financial results of the operations of any particular joint venture. While revenues from unconsolidated joint ventures are not recorded as revenues by us for GAAP reporting purposes, equity in earnings (loss) of joint ventures could be a significant portion of our overall earnings.

First Texas Hospital

On November 4, 2015, the Company opened a full-service hospital facility in Carrollton, Texas, a suburb of the Dallas/Fort Worth Metroplex. This facility began its training and certification phase of operation in September 2014 and received its CMS certification from the Joint Commission on November 4, 2015. Department of Health and Human Services’ Centers for Medicare and Medicaid Services, or CMS, certification allows us to receive reimbursement for services provided to Medicare and Medicaid patients of the hospital and its freestanding emergency departments in the Dallas/Fort Worth market. First Texas Hospital is a full-service healthcare hospital facility, licensed by the state as a general hospital.  Spanning 77,000 square feet, the hospital has 50 inpatient rooms, three operating rooms for inpatient and outpatient surgical procedures, an emergency department, a high-complexity laboratory and a full radiology suit.

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

Patient service revenue before the provision for bad debt by major payor source for the periods indicated is as follows (in thousands):

	Year ended
	December 31,
	2015	2014	2013
Third-party payors, including patient portion (1)	$409,521	$237,972	$113,603
Self-pay	11,091	5,326	1,357
Total all payors	$420,612	$243,298	$114,960

(1)	Patient portion includes deductibles and co-payments.

Four major third-party payors accounted for 84.6%, 84.8%, and 86.7%, of our patient service revenue for the years ended December 31, 2015, 2014 and 2013, respectively. These same payors also accounted for 65.9% and 80.0% of our accounts receivable as of December 31, 2015 and 2014, respectively. The following table presents a breakdown by major payor source of the percentage of net patient revenues for the periods indicated:

F
	Year ended
	December 31,
	2015	2014	2013
Payor:
United HealthCare	29.2%	23.6%	26.5%
Blue Cross Blue Shield	23.1	27.6	28.0
Aetna	18.8	19.3	21.0
Cigna	13.5	14.3	11.2
Other	14.5	15.2	13.3
Medicaid/Medicare	0.9	—	—
	100.0%	100.0%	100.0%

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

Self-Pay

Self-pay consists of out-of-pocket payments for treatments by patients not otherwise covered by third-party payors. For the years ended December 31, 2015, 2014 and 2013, self-pay payments accounted for 2.6%, 2.2%, and 1.2% of our patient service revenue, respectively.

Charity Care

Charity care consists of the write-off of all charges associated with patients who are treated but do not have commercial insurance or the ability to self-pay. For the years ended December 31, 2015, 2014 and 2013, charity care write-offs represented 7.8%, 8.6%, and 7.0%, of our patient service revenue, respectively.

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

Systemwide Same-Store Revenue

We begin comparing systemwide same-store revenue for a new facility on the first day of the 16th full fiscal month following the facility's opening, which is when we believe systemwide same-store comparison becomes meaningful. When a facility is relocated, we continue to include revenue from that facility in systemwide same-store revenue. Systemwide same-store revenue allows us to evaluate how our facility base is performing by measuring the change in period-over-period net revenue in facilities that have been open for 15 months or more. Various factors affect systemwide same-store revenue, including outbreaks of illnesses, changes in marketing and competition. Opening new facilities is an important part of our growth strategy. For the year ended December 31, 2015, our systemwide same-store revenue grew by 18.4% to $200.9 million from $169.7 million for the year ended December 31, 2014. These new facilities, within 15 months after opening, generally have historically generated approximately $5.0 million to $6.0 million in annual net revenue and on average have historically incurred approximately $3.6 million to $4.0 million in annual operating expenses. On that basis, our average annual estimated operating income, excluding depreciation and amortization, for such facilities has historically been between $1.0 million and $2.0 million, which would represent a facility operating margin, excluding depreciation and amortization, of between approximately 28% and 33%. As we continue to pursue our growth strategy, we anticipate that a significant percentage of our revenue will come from stores not yet included in our systemwide same-store revenue calculation.

Systemwide Net Patient Services Revenue

The revenues and expenses of equity method facilities are not directly included in our consolidated GAAP results. Only the (i) Company’s share of the income (loss) generated from its non-controlling equity investment in one full-service healthcare hospital facility and four freestanding emergency rooms in Arizona, and (ii) the Company’s preferred return and its share of the income (loss) generated from its non-controlling equity investment in 15 freestanding emergency rooms in Colorado is reported on a net basis in the line item Equity in earnings (loss) of unconsolidated joint ventures. Because of this, management supplementally focuses on non-GAAP systemwide results, which measure results from all our facilities, including revenues from our consolidated facilities and our equity method facilities (without adjustment based on our percentage of ownership). Systemwide net patient services revenue is a non-GAAP measure of our financial performance, as it includes revenue from our unconsolidated facilities as if they were consolidated, and should not be considered as an alternative to net patient service revenue as a measure of financial performance, or any other performance measure derived in accordance with GAAP. We believe the presentation of systemwide net patient service revenue provides supplemental information regarding our financial performance as it includes revenue earned by all of our affiliated facilities, regardless of consolidation.

For the year ended December 31, 2015, systemwide net patient services revenue grew by 101.6% to $425.3 million for the twelve months ended December 31, 2015, from $210.9 million for the twelve months ended December 31, 2014. The growth in systemwide net patient services revenue was primarily attributable to the impact of increased patient volumes from the expansion of the number of freestanding facilities from 55 to 81 and annual gross charge increases, coupled with opening of hospitals in Arizona and Texas. For the year ended December 31, 2015, systemwide patient volume grew by 67.5% to 244,608 compared to 146,058 for the year ended December 31, 2014.

The following table sets forth a reconciliation of our systemwide net patient services revenue for the periods indicated (in thousands):

	Year ended
	December 31,
	2015	2014	2013
Net Patient Services Revenue:
Consolidated facilities(1)	$350,493	$210,674	$102,883
Unconsolidated joint ventures	74,769	247	—
Systemwide net patient services revenue	$425,262	$210,921	$102,883

(1)	Net patient services revenue from our Colorado facilities is included as consolidated facilities revenue until consummation of the UCHealth joint venture on April 20, 2015.

Adjusted EBITDA

We define Adjusted EBITDA as net income before interest, taxes, depreciation, and amortization, further adjusted to eliminate the impact of certain additional items, including, facility pre-opening expenses, stock compensation expense, costs associated with our public offerings and other non-recurring costs, losses or gains that we do not consider in our evaluation of ongoing operating performance from period to period. Adjusted EBITDA is included in this Annual Report on Form 10-K because it is a key metric used by management to assess our financial performance. We use Adjusted EBITDA to supplement GAAP measures of performance in order to evaluate the effectiveness of our business strategies, to make budgeting decisions and to compare our performance against that of other peer companies using similar measures. Adjusted EBITDA is also frequently used by analysts, investors and other interested parties to evaluate companies in our industry.

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

The following table sets forth a reconciliation of our Adjusted EBITDA to net income (loss) using data derived from our consolidated financial statements for the periods indicated (in thousands):

	Year ended
	December 31,
	2015	2014	2013
Net income (loss)	$ 32,823	($17,272)	($2,984)
Depreciation and amortization(a)	19,310	15,037	7,920
Interest expense(b)	12,759	11,966	3,155
Provision for income taxes	8,733	(1,326)	720
Gain on contribution to joint venture(c)	(24,250)	-	-
Preopening expenses(d)	12,986	10,550	3,977
Stock compensation expense(e)	2,819	1,015	586
Public offering costs(f)	2,072	5,157	-
Duplicative billing effort(g)	939	-	-
Loss on extinguishment of debt(h)	5,011	-	-
Other(i)	2,709	3,073	2,636
Total adjustments	43,088	45,472	18,994
Adjusted EBITDA	$ 75,911	$ 28,200	$ 16,010

(a)	Includes the Company’s proportionate share of depreciation and amortization related to its joint ventures
(b)

Consists of interest expense and fees of $12.8 million, $11.9 million and $2.8 million for the years ended December 31, 2015, 2014 and 2013, respectively, a gain in fair market value of derivatives of $0.1 million for the year ended December 31, 2013, and a write-off of deferred loan costs of $0.4 million for the year ended December 31, 2013.

(c)	Consists of a gain recognized on the contribution and change of control of previously owned freestanding facilities to the joint venture with University of Colorado Health
(d)	Includes labor, marketing costs and occupancy costs prior to opening facilities and hospital losses prior to obtaining Medicare certification.
(e)	Stock compensation expense associated with grants of management incentive units.
(f)

Consists of costs incurred in conjunction with our initial and secondary public offerings of $2.1 million for the year ended December 31, 2015 and $2.4 million in bonuses for certain members of management, $2.3 million in costs related to the termination of our Advisory Services Agreement and $0.5 million of other offering costs for the year ended December 31, 2014.

(g)	Consists of duplicative costs, including salaries, stay bonuses, and contract labor, incurred during the transition to outsource billing services for the ICD-10 conversion.
(h)	Consists of losses incurred on the extinguishment of the previously outstanding Credit Facility, including a prepayment premium of $2.1 million and write off of deferred loan costs of $2.9 million.
(i)

 For the year ended December 31, 2015, we incurred costs to develop long-term strategic goals and objectives totaling $2.4 million, $0.1 million on recognizing a loss related to derivative classified as a cash flow hedge and third-party costs and fees involved in recruiting our management team totaling $0.2 million. For the year ended December 31, 2014, we incurred costs to develop long-term strategic goals and objectives totaling $1.7 million, real-estate development costs associated with potential real estate projects that were terminated totaling $0.6 million, third-party costs and fees involved in recruiting our management team totaling $0.4 million,  management fees and expenses paid to a significant shareholder under our Advisory Services Agreement totaling $0.3 million and board fees and travel expenses paid to members of the board of directors totaling $0.1 million. For the year ended December 31, 2013, we incurred costs to develop long-term strategic goals and objectives totaling approximately $0.5 million, real-estate development costs associated with potential real estate projects that were terminated totaling $0.4 million, third-party costs and fees involved in recruiting our management team totaling $0.7 million,  management fees and expenses paid to a significant shareholder under our Advisory Services Agreement totaling $0.6 million, board fees and travel expenses paid to members of the board of directors totaling $0.2 million and $0.25 million of termination costs paid to the former CEO.

Internal Control over Financial Reporting

As of December 31, 2015, we had one material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The Company’s risk assessment process failed to design and implement appropriate process level and monitoring controls over revenue billing transactions and related accounts receivable performed by a third-party service provider on our behalf as of December 31, 2015.  Additionally, the Company’s internal control activities designed to ensure revenue transaction data being transferred to the third-party service provider is complete and accurate were not operating effectively as of December 31, 2015.

To remediate the material weakness, the Company intends to receive an adequate verification of the suitability of the design and operating effectiveness of controls relating to the system and business processing activities performed by the service organization for the year ended December 31, 2016.  Additionally, the Company will implement controls prior to data being transferred to the third-party service provider to ensure completeness and accuracy over patient encounter documentation.  See “Risk Factors—Risks Related to Our Organizational Structure—We have identified a material weakness in our internal control over financial reporting that, if not corrected, could result in material misstatements of our financial statements.” and “Risk Factors—Risks Related to Our Organizational Structure—If we are unable to maintain effective internal control over financial reporting, our ability to report our financial results on a timely and accurate basis may be adversely affected, which in turn could cause the market price of our common stock to decline.”

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

Equity in Earnings (Loss) of Unconsolidated Joint Ventures

Equity in the earnings (loss) of unconsolidated joint ventures consists of our share of the net income (loss) of our joint ventures, which is based on the joint venture’s net loss and the percentage of the joint venture’s outstanding equity interests owned by us. We receive and annual preferred return up to a specified amount on our investment in the joint venture prior to proportionate distributions to the partners. This preferred return resets annually in April of each year and can result in a disproportionate amount of earnings of the joint venture being recognized by the Company in the early part of the fiscal year.

Operating Expenses

Salaries, Wages and Benefits

Salaries, wages and benefits primarily consist of contract payments to our physicians and compensation and benefits to our staff at our facilities and corporate office, including non‑cash stock compensation related to restricted shares with time‑ or performance‑based vesting schedules. Salaries, wages and benefits also includes certain labor costs associated with the opening of new facilities. We typically incur higher than normal employee costs at the time of a facility opening associated with set‑up and other opening costs. We employ a base “1‑1‑1‑1” model for our staffing needs at each freestanding facility, meaning that we have a minimum of one Board‑certified physician, one emergency trained registered nurse, one radiology technologist and one front office staff member on‑site at all times. This is a fixed cost labor model as all facilities are open 24 hours a day, seven days a week.

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

Other Income (Expense)

Gain on Contribution to Joint Venture

Gain on contribution to joint venture consists of a gain recognized on the contribution and change of control of previously owned freestanding facilities to the joint venture with UCHealth.

Interest Expense

Interest expense primarily consists of interest on our Senior Secured Credit Facility and on one facility treated as a capital lease.

Realized Loss on Derivative

Realized loss on derivative consists of the loss reclassified into earnings in the current period on the changes in fair value of an interest rate contract.

Loss on Extinguishment of Debt

Loss on extinguishment of debt consists of loss related to the write-off of loan origination costs associated with the credit facility that was repaid in in 2015 and the prepayment penalty incurred on the early payoff.

Provision (Benefit) for Income Taxes

As of December 31, 2015, we had a net operating loss carryforward of approximately $4.2 million. If not utilized, our federal operating loss carryforward will expire in 2034. A cumulative change in ownership among material shareholders, as defined in Section 382 of the Internal Revenue Code, during a three-year period may limit utilization of the federal net operating loss carryforwards.

Results of Operations

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

The following table summarizes our results of operations for the years ended December 31, 2015 and 2014 (in thousands):

	Year ended December 31,
					Percentage of
			Change from prior		net patient
			period		service revenue
	2015	2014	$	%	2015	2014
Statement of Operations Data:
Revenue
Patient service revenue	$420,612	$243,298	$177,314	72.9%
Provision for bad debt	(70,119)	(32,624)	(37,495)	114.9
Net patient service revenue	350,493	210,674	139,819	66.4	100.0%	100.0%
Management and contract services revenue	14,194	20	14,174	—	4.0	—
Total net operating revenue	364,687	210,694	153,993	73.1	104.0	100.0
Equity in earnings (loss) of unconsolidated joint ventures	8,927	(900)	9,827	—	2.5	—
Operating expenses:
Salaries, wages and benefits	218,114	136,498	81,616	59.8	62.2	64.8
General and administrative	51,083	37,604	13,479	35.8	14.6	17.8
Other operating expenses	51,374	27,287	24,087	88.3	14.7	13.0
Depreciation and amortization	17,875	15,037	2,838	18.9	5.1	7.1
Total operating expenses	338,446	216,426	122,020	56.4	96.6	102.7
Income (loss) from operations	35,168	(6,632)	41,800	(630.3)	10.0	(3.1)
Other income (expense):
Gain on contribution to joint venture	24,250	—	24,250	—	6.9	—
Interest expense	(12,759)	(11,966)	(793)	6.6	(3.6)	(5.7)
Realized loss on derivative	(92)	—	(92)	—	—	—
Loss on extinguishment of debt	(5,011)	—	(5,011)	—	(1.4)	—
Total other income (expense)	6,388	(11,966)	18,354	(153.4)	1.8	(5.7)
Income (loss) before provision (benefit) for income taxes	41,556	(18,598)	60,154	(323.4)	11.9	(8.8)
Provision (benefit) for income taxes	8,733	(1,326)	10,059	(758.6)	2.5	(0.6)
Net income (loss)	$32,823	$(17,272)	$50,095	(290.0)%	9.4%	(8.2)%

Overall

Our results for the year ended December 31, 2015 reflect a 66.4% increase in net patient service revenue of $139.8 million. We recorded net income of $32.8 million compared to a net loss of $17.3 million for the year ended December 31, 2014. The increase in net income was attributable to an increase of $154.0 million in net operating revenue, a $14.2 million increase in management and contract services revenue and a $9.8 million increase in equity in earnings of unconsolidated joint ventures, coupled with a $24.3 million gain recognized on the contribution of existing freestanding facilities to the joint venture with University of Colorado Health. This increase was partially offset by increases in salaries, wages and benefits and other costs related to our growth initiatives, a $5.0 million loss on extinguishment of debt, an increase in depreciation and amortization expense and the impact of taxes on higher earnings.

Revenue

Patient Service Revenue

Patient service revenue increased by $177.3 million, or 72.9%, to $420.6 million for the year ended December 31, 2015, from $243.3 million for the year ended December 31, 2014. This increase was primarily attributable to the impact of patient volumes from the expansion of the number of consolidated freestanding facilities from 46 to 62 and annual gross charge increases, offset by the deconsolidation of our Colorado locations due to the UCHealth joint venture.

Provision for Bad Debt

Our provision for bad debt increased by $37.5 million to $70.1 million for the year ended December 31, 2015, from $32.6 million for the year ended December 31, 2014. This increase was primarily attributable to a shift in payor mix from third-party payors to patients, coupled with bad debt associated with revenue generated from the expansion of the number of consolidated freestanding facilities from 46 to 62.

Net Patient Service Revenue

As a result of the factors described above, our net patient service revenue increased by $139.8 million, or 66.4%, to $350.5 million for the year ended December 31, 2015, from $210.7 million for the year ended December 31, 2014.

Management and Contract Services Revenue

Management and contract services revenue was approximately $14.2 million for the year ended December 31, 2015 compared to approximately $20,000 for the year ended December 31, 2014.  The increase is a result of our management and contract services agreement associated with our joint venture agreement entered into in November 2014 and April 2015.

Equity in earnings (loss) of joint ventures

Equity in earnings (loss) of joint ventures consists of our 49.9% share of earnings (losses) generated from our non-controlling equity investments. Our equity in earnings (losses) of unconsolidated joint ventures increased by $9.8 million to $8.9 million for the year ended December 31, 2015 from a loss of approximately $0.9 million for the year ended December 31, 2014.  The increase is primarily attributable to earnings generated from our non-controlling equity investment in Colorado, in which the Company receives an annual preferred return up to a specified amount on its investment in the joint venture prior to proportionate distributions to the partners.

Operating Expenses

Salaries, Wages and Benefits

Salaries, wages and benefits increased by $81.6 million to $218.1 million for the year ended December 31, 2015, from $136.5 million for the year ended December 31, 2014. This increase was primarily attributable to our continued efforts to support new facility growth, including $47.7 million for physician labor, which includes both owned and managed facilities as we provide physician services to each facility, $21.9 million related to staffing at facilities, $10.1 million related to Corporate staffing and $1.8 million in stock compensation expense.

General and Administrative

General and administrative expenses increased by $13.5 million to $51.1 million for the year ended December 31, 2015, from $37.6 million for the year ended December 31, 2014. This increase was primarily attributable to $1.7 million in additional marketing costs associated with opening new facilities and our consumer awareness program, $2.6 million in additional facility utilities and insurance expenses, $1.4 million in property taxes, $6.1 million in legal and accounting expenses associated with opening new facilities and Sarbanes-Oxley readiness, $0.7 million in travel expenses associated with increased headcount and the opening of new facilities outside of the Dallas/Fort Worth market, $0.9 million of duplicative costs incurred during our transition to outsource billing services due to ICD-10 compliance and $3.2 million in other corporate expenses, offset by a decrease of $3.1 million in costs associated with our public offerings.

Other Operating Expenses

Other operating expenses increased by $24.1 million to $51.4 million for the year ended December 31, 2015, from $27.3 million for the year ended December 31, 2014. This increase was primarily attributable to $14.7 million in additional lease costs for buildings and medical equipment at facilities, $0.7 million increase in lease costs for corporate office space, $2.6 million in property insurance and building maintenance for new and existing facilities, $0.2 million in outsourcing hospital cafeteria/services, $0.2 million in restructuring costs related to outsourcing billing and collections for ICD-10 compliance and $0.1 million related to the disposal of equipment in the normal course of business. Patient care and supply costs increased by $5.6 million across all facilities.

Depreciation and Amortization

Depreciation and amortization expenses increased by $2.8 million to $17.9 million for the year ended December 31, 2015, from $15.0 million for the year ended December 31, 2014. This increase was primarily attributable to the construction of new facilities that opened during 2015 and 2014, as well as new equipment at those facilities.

Other Income (Expense)

Gain on contribution to joint venture

The Company recorded a gain of $24.3 million for the year ended December 31, 2015 as a result of the contribution and change of control of previously owned freestanding facilities to the joint venture with UCHealth.

Interest Expense

Interest expense primarily consists of interest on our Senior Secured Credit Facility and on one facility treated as a capital lease. Our interest expense increased by $0.8 million to $12.8 million for the year ended December 31, 2015, compared to $12.0 million for the year ended December 31, 2014. This increase was primarily attributable to an increase in borrowings to fund capital expenditures and working capital needs for new facilities, offset by lower borrowing rates as a result of refinancing our Senior Secured Credit Facility in October 2015.

Realized Loss on Derivative

The Company recognized a loss of $0.1 million related to a derivative classified as cash flow hedge which was reclassified to earnings from other comprehensive income in the current period.

Loss on Extinguishment of Debt

Consists of losses incurred on the extinguishment of the existing Credit Facility, including a prepayment premium of $2.1 million and write off of deferred loan costs of $2.9 million.

Income (Loss) Before Provision (Benefit) for Income Taxes

As a result of the factors described above, we recorded a loss before (benefit) provision for income taxes of $41.6 million for the year ended December 31, 2015, compared to a net loss of $18.6 million for the year ended December 31, 2014.

Provision (Benefit) for Income Taxes

For the year ended December 31, 2015, we recorded income tax expense of $8.7 million, which consists of $7.1 million of federal income tax expense and Texas margin tax of $1.6 million. Prior to the Reorganization, we were not a federal taxpayer. The Company’s effective tax rate for the period subsequent to the Reorganization differs from the statutory rate due primarily to state taxes that are not based on pre-tax income/(loss) but on gross margin resulting in state tax expense even in periods of pretax losses.

Net Loss

As a result of the factors described above, we recorded a net income of $32.8 million for the year ended December 31, 2015, compared to a net loss of $17.3 million for the year ended December 31, 2014.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

The following table summarizes our results of operations for the years ended December 31, 2014 and 2013 (in thousands):

	Year ended December 31,
					Percentage of
			Change from prior		net patient
			period		service revenue
	2014	2013	$	%	2014	2013
Statement of Operations Data:
Revenue
Patient service revenue	$243,298	$114,960	$128,338	111.6%
Provision for bad debt	(32,624)	(12,077)	(20,547)	170.1
Net patient service revenue	210,674	102,883	107,791	104.8	100.0%	100.0%
Management and contract services revenue	20	—	20	—	—	—
Total net operating revenue	210,694	102,883	107,811	104.8	100.0	100.0
Equity in loss of unconsolidated joint ventures	(900)	—	(900)	—	(0.4)	—
Operating expenses:
Salaries, wages and benefits	136,498	65,244	71,254	109.2	64.8	63.4
General and administrative	37,604	17,436	20,168	115.7	17.8	16.9
Other operating expenses	27,287	11,392	15,895	139.5	13.0	11.1
Depreciation and amortization	15,037	7,920	7,117	89.9	7.1	7.7
Total operating expenses	216,426	101,992	114,434	112.2	102.7	99.1
(Loss) income from operations	(6,632)	891	(7,523)	(844.3)	(3.1)	0.9
Other income (expense):
Interest expense	(11,966)	(2,827)	(9,139)	323.3	(5.7)	(2.7)
Realized gain on derivative	—	112	(112)	(100.0)	—	0.1
Loss on extinguishment of debt	—	(440)	440	(100.0)	—	(0.4)
Total other income (expense)	(11,966)	(3,155)	(8,811)	279.3	(5.7)	(3.1)
Loss before provision (benefit) for income taxes	(18,598)	(2,264)	(16,334)	721.5	(8.8)	(2.2)
Provision (benefit) for income taxes	(1,326)	720	(2,046)	(284.2)	(0.6)	0.7
Net loss	$(17,272)	$(2,984)	$(14,288)	478.8%	(8.2)%	(2.9)%

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

Revenue

Patient Service Revenue

Patient service revenue increased by $128.3 million, or 111.6%, to $243.3 million for the year ended December 31, 2014 from $115.0 million for the year ended December 31, 2013. This increase was primarily attributable to a 20.9%

increase in patient volumes generated from new facilities, a 2.4% increase in the number of high acuity patients and a 5.0% overall increase in rates for certain third-party payors beginning in May 2014.

Provision for Bad Debt

Our provision for bad debt increased by $20.5 million to $32.6 million for the year ended December 31, 2014, from $12.1 million for the year ended December 31, 2013. Of this increase, $18.5 million was attributable to bad debt associated with revenue generated from new facilities and the remainder was attributable to an increase in patient volume coupled with a shift in payor mix from third-party payors to patients.

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

(Benefit) Provision for Income Taxes

For the year ended December 31, 2014, we recorded income tax benefit of $1.3 million, which consists of $2.8 million of federal income tax benefit offset by Texas margin tax of $1.5 million. Prior to the Reorganization, we were not a federal taxpayer. The Company’s effective tax rate for the period subsequent to the Reorganization differs from the statutory rate due primarily to state taxes that are not based on pre-tax income/(loss) but on gross margin resulting in state tax expense even in periods of pretax losses.

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

As of December 31, 2015, our principal sources of liquidity included cash of $16.0 million, funds available under our Senior Secured Credit Facility line of credit of $50.0 million, net of $10.2 million for outstanding letters of credit, subject to meeting certain debt covenants. As of December 31, 2015, we also had $201.7 million available under the MPT Agreements.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year ended
	December 31,
	2015	2014	2013
Net cash provided by (used in) operating activities	$13,081	$(24,698)	$6,872
Net cash used in investing activities	(5,342)	(49,448)	(44,647)
Net cash provided by financing activities	6,296	64,653	45,815
Net increase (decrease) in cash	$14,035	$(9,493)	$8,040

Net Cash from Operating Activities

Net cash provided by operating activities increased by $37.8 million to $13.1 million for the year ended December 31, 2015, from $24.7 million used  by operating activities for the same period in 2014. This increase is primarily the result of the increase in net income of $50.1 million and an increase in depreciation expense of $2.9 million,  offset by non-cash charges to income including $4.2 million in distributions from unconsolidated joint ventures, $2.9 million related to the loss from early extinguishment of debt, $24.3 million for a gain recognized on the contribution of previously owned freestanding facilities to the joint venture with UCHealth, an increase of $9.8 million in the earnings of unconsolidated joint ventures, and an increase of $9.1 million for a deferred tax benefit. Cash from operating activities had a decline in working capital items of approximately $36.8 million,  primarily due to the increase in receivables compared to prior year, cash outflows related to labor costs on new facilities where revenue is ramping up, equipment lease costs associated with the new facilities and new facility preopening expenses and marketing expenses.

Net cash used in operating activities increased by $31.6 million to $24.7 million for the year ended December 31, 2014, from $6.9 million provided by operating activities for the same period in 2013. This increase was primarily attributable to labor costs on new facilities where revenue is ramping up, corporate labor cost associated with expanding our management team in anticipation of new facility growth, equipment lease costs associated with the new facilities, new facility preopening expenses, marketing expenses, increases in accounts receivable balances due to increased revenues, restricted cash requirements related to the MPT Agreements and interest.

Net Cash from Investing Activities

Net cash used in investing activities decreased by $44.1 million to $5.3 million for the year ended December 31, 2015, from $49.4 million for the same period in 2014. This decrease was primarily attributable to capital expenditures for construction of new facilities in prior year which did not recur in current year as we shifted toward third-party developers to fund all new construction.

Net cash used in investing activities increased by $4.8 million to $49.4 million for the year ended December 31, 2014, from $44.6 million for the same period in 2013. This increase was primarily attributable to capital expenditures for construction of new facilities.

Net Cash from Financing Activities

Net cash provided by financing activities decreased  by $58.4 million to $6.3 million for the year ended December 31, 2015, from $64.7 million for the same period in 2014. This decrease was primarily attributable to proceeds received in prior year from the initial public offering, net of transaction expenses of $96.2 million, offset by $60.0 million for the payment of a dividend to our then-existing owners which did not recur in the current year.  We also experienced a decrease of $13.4 million in net borrowings under our Senior Secured Credit Facility used in prior year to finance construction of new facilities and a decrease of $0.2 million in the proceeds from an original owner prior to the initial public offering, which was offset by increases of $4.9 million in payments related to deferred loan costs incurred on the New Facility and capital lease payments, $3.5 million in tax distribution payments to LLC Unit holders and $0.2 million related to withholding requirements on the vesting of restricted Class A shares.

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

As a result of our strategy of partnering with leading healthcare providers, we do not own a controlling interest in our facilities in Colorado and Arizona. At December 31, 2015, we accounted for these joint ventures under the equity method.    Our ownership percentage is 49.9% in each joint venture at December 31, 2015.

As described above, our unconsolidated joint ventures are structured as limited liability corporations.  These joint ventures do not provide financing, liquidity, or market or credit risk support for us

Obligations and Commitments

The following is a summary of our contractual obligations as of December 31, 2015 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$ 124,826	$ 7,585	$ 16,460	$ 100,781	$ -
Capital lease obligations(1)	7,708	533	1,097	1,142	4,936
Operating lease obligations	472,600	12,177	91,080	71,557	297,786
Total	$ 605,134	$ 20,295	$ 108,637	$ 173,480	$ 302,722

(1)	Includes amounts representing interest

Senior Secured Credit Facility

On October 31, 2013, we entered into a Senior Secured Credit Facility (the “Facility”) for a $75.0 million term loan, which matures on October 31, 2018. The Facility includes an additional $165.0 million delayed draw term loan commitment, which expired in April 2015 and a $10.0 million revolving commitment that matures on October 31, 2018. All of our assets are pledged as collateral under the Senior Secured Credit Facility.  Borrowings under the Facility are used by us to provide financing for working capital and capital expenditures for new facility expansion and replaced an existing credit facility.

On March 31, 2014, we amended the Facility to, among other things, increase the maximum aggregate amount permitted to be funded by Medical Properties Trust (“MPT”) under the MPT Agreements (as defined below) to $250.0 million.

On June 11, 2014, we entered into a second amendment to the Facility to, among other things, provide for a delayed draw term loan in an aggregate principal amount of up to $75.0 million, up to $60.0 million of which will be used to make specified distributions and up to $10.0 million to repay certain revolving loans.  On June 11, 2014, we drew $75.0 million and made the $60.0 million dividend distribution on June 24, 2014. In April 2015, we drew $30.0 million on the delayed draw term loan prior to its expiration.

On April 20, 2015, we amended the Facility to, among other things, increase the maximum aggregate amount permitted to be funded by MPT under the MPT Agreements to $500.0 million.

Borrowings under the Facility bear interest, at our option, at a rate equal to an applicable margin over (a) a base rate determined by reference to the highest of (1) the prime rate, (2) the federal funds effective rate plus 0.50% and (3) LIBOR for an interest period of one month plus 1%, or (b) LIBOR for the applicable interest period. The margin for the Facility is 6.50% in the case of base rate loans and 7.50% in the case of LIBOR loans. The Facility includes an unused line fee of 0.50% per annum on the revolving commitment and delayed draw term loan commitment, a draw fee of 1.0% of the principal amount of each borrowing on the delayed draw term loan and an annual Agency fee of $0.1 million. The Company repaid the total outstanding balance in October 2015.

On October 6, 2015, the Company entered into a new Senior Secured Credit Facility (the “New Facility”) for a $125.0 million term loan and a $50.0 million revolving facility. The New Facility matures on October 6, 2020. The revolving credit facility includes a sub-limit of $15.0 million for letters of credit and a sub-limit of $5.0 million for swing line loans. In addition, the New Facility contains an option to borrow up to an additional $50.0 million under certain conditions. All of the assets of the Company’s subsidiaries are pledged as collateral under the New Facility, and such subsidiaries guarantee the New Facility. Borrowings under the New Facility replace the Company’s existing credit facility and will be used by the Company to provide financing for working capital and capital expenditures.

Borrowings under the New Facility bear interest, at our option, at a rate equal to an applicable margin over (a) a base rate determined by reference to the highest of (1) the prime rate, (2) the federal funds effective rate plus 0.50% and (3) LIBOR for an interest period of one month plus 1%, or (b) LIBOR for the applicable interest period. The applicable margin for the New Facility ranges, based on our consolidated net leverage ratio, from 2.25% to 3.00% in the case of base rate loans and from 3.25% to 4.00% in the case of LIBOR loans. The New Facility includes an unused line fee ranging, based on our consolidated net leverage ratio, from 0.40% to 0.50% per annum on the revolving commitment. We had $39.8 million available under the revolving commitment at December 31, 2015, subject to certain debt covenants.

The New Facility contains a number of significant negative covenants. Such negative covenants, among other things and subject to certain exceptions, restrict Adeptus Health Inc. and its subsidiaries’ ability to incur additional indebtedness, make guarantees and enter into hedging agreements; create liens on assets; engage in mergers or consolidations; transfer assets; pay dividends and distributions; change the nature of our business; make investments, loans and advances, including acquisitions; engage in certain transactions with affiliates; amend certain material agreements, including the MPT Agreements and organizational documents; enter into certain joint ventures; enter into certain restrictive agreements; and make certain changes to our accounting practices.  In addition, the New Facility contains financial covenants that, among other things, require us to maintain a consolidated net leverage ratio of at most 5.00 to 1.00 as of December 31, 2015 (decreasing to 2.00 to 1.00 as of September 30, 2019); a consolidated fixed charge coverage ratio of at least 1.25 to 1.00; and a minimum Non-MPT Facility EBITDA as of the end of any fiscal quarter of not less than $40 million.  The financial covenant calculations are based on Adeptus Health Inc. and its subsidiaries as a consolidated group. In addition, the New Facility includes certain limitations on intercompany indebtedness. The affirmative covenants, negative covenants, and financial covenants, are measured on a quarterly basis and, as of December 31, 2015, we were in compliance with all covenant requirements.

Capital Lease Obligations

Assets under capital leases totaled approximately $4.2 million as of December 31, 2015, and were included within the buildings component of net property and equipment. Accumulated amortization associated with these capital lease assets totaled approximately $0.6 million for the year ended December 31, 2015.

Assets under capital leases totaled approximately $4.2 million as of December 31, 2014, and were included within buildings, computer equipment, medical equipment, office equipment and automobiles. Accumulated amortization associated with these capital lease assets totaled approximately $0.3 million for the year ended December 31, 2014.

Operating Lease Obligations

We lease certain medical facilities and equipment under various non-cancelable operating leases. In June 2013, we entered into a Master Funding and Development Agreement (the “Initial MPT Agreement”) with an affiliate of Medical Properties Trust (“MPT) to fund future facilities.

Pursuant to the Initial MPT Agreement, MPT will acquire parcels of land, fund the ground-up construction of new freestanding emergency room facilities and lease the facilities to us upon completion of construction. Under the terms of the agreement, MPT is required to fund all hard and soft costs, including the project purchase price, closing costs and pursuit costs for the assets relating to the construction of up to 25 facilities with a maximum aggregate funding of $100.0 million. The maximum aggregate funding has been met. The Additional MPT Agreement allows a maximum aggregate funding of $150.0 million, of which $201.7 million remained available as of December 31, 2015. All other material terms remain consistent with the Initial MPT Agreement. Each completed project will be leased for an initial term of 15 years, with three five-year renewal options. We follow the guidance in Accounting Standards Codification, or ASC, 840, Leases, and ASC 810, Consolidation, in evaluating the lease as a build-to-suit lease transaction to determine whether we would be considered the accounting owner of the facilities during the construction period. In applying the accounting guidance, we concluded that one facility completed in 2013 under this arrangement qualified for capitalization.

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

In addition to the MPT Agreements, the Company has entered into similar agreements with certain developers to fund and lead the development efforts on the construction of future facilities. As of December 31, 2015, the Company had total receivables of $12.2 million from the lessor to the MPT Agreements and certain developers for soft costs incurred for facilities currently under development.

We lease approximately 80,000 square feet for our corporate headquarters. Lease expense associated with this lease was $1.6 million for the year ended December 31, 2015.

We have sublease agreements with the joint ventures in Arizona and Colorado, under which the Company subleases certain freestanding emergency room facilities, ground leases and equipment leases to the joint ventures.  Under these agreements, the Company received $10.8 million and $0.4 million during the years ended December  31, 2015 and 2014, respectively, as rental income which is accounted for as a reduction of rent expense.

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

The table below provides our total capital expenditures for the period (in thousands):

	Year ended
	December 31,
	2015	2014
Leasehold improvements	$2,695	$32,076
Computer equipment	2,268	2,117
Medical equipment	520	1,656
Office equipment	1,931	3,615
Automobiles	7	—
Land	—	7,849
Buildings	—	116
	$7,421	$47,429

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

In November 2015, the FASB issued ASU No. 2015-17, which amended the balance sheet classification requirements for deferred income taxes to simplify their presentation in the statement of financial position. The ASU requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This ASU is effective for fiscal years beginning after December 31, 2016, with early adoption permitted. The Company early adopted the provisions of this ASU for the presentation and classification of its deferred tax assets at December 31, 2015 and has reflected the change on the consolidated balance sheet for all periods presented.

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (Topic 842). This new standard establishes a comprehensive new lease accounting model. The new standard clarifies the definition of a lease, requires a dual approach to lease classification similar to current lease classifications, and causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease term of more than twelve months. The standard is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. The new standard requires a modified retrospective transition for capital or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements, but it does not require transition accounting for leases that expire prior to the date of initial application. We are evaluating the impact of the new standard on our consolidated financial statements.

Critical Accounting Policies

The following is a discussion of our application of critical accounting policies that require our management to make certain assumptions about matters that are uncertain at the time the accounting estimate is made, where our management could reasonably use different estimates, or where accounting changes may reasonably occur from period to period, and in each case could have a material effect on our financial statements.

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

There were not any significant changes in the estimates or assumptions underlying the calculation of the allowance for doubtful accounts for the years ended December 31, 2015, 2014 and 2013.

We write off as bad debt expense uncollectible accounts receivable arising from patient responsibility after all collection efforts have been exhausted and it has been determined such accounts will not be collected. Bad debt write-offs of approximately $54.4 million, $24.8 million, and $10.1 million were recorded for the years ended December 31, 2015, 2014 and 2013, respectively.

We treat any patient that is emergent, including patients without medical insurance. These services are provided at no charge to the patient. Total charity care was approximately 7.8%,  8.6%, and 7.0% of patient revenue for the years ended December 31, 2015, 2014 and 2013, respectively.

Impairment of Long‑Lived Assets

Long‑lived assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset or group of assets might not be recoverable. We do not perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would indicate a potential impairment include a significant decline in the observable market value of an asset or a significant change in the extent or manner in which an asset is used. The impairment review includes a comparison of future projected cash flows generated by the asset or group of assets with its associated net carrying value. If the net carrying value of the asset or group of assets exceeds expected cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent the carrying amount of the asset exceeds its fair value. There were no impairments recorded for the years ended December 31, 2015, 2014 and 2013.

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

We estimate the fair value of our total invested capital using an income and market approach, reduced by interest bearing debt as of the valuation date. These valuations require management to make estimates and assumptions regarding industry economic factors and prospective financial information. There were no goodwill impairment charges recorded for the years ended December 31, 2015, 2014 and 2013.

Intangible Assets

Intangible assets are recorded at their estimated fair values as of the date of acquisition. Intangible assets consist of trade and domain names and non‑compete agreements. In accordance with ASC 350, Intangibles—Goodwill and Other, we review the intangible assets with indefinite lives, which include trade and domain names, at least annually for impairment, or more often if triggering events exist. Intangible assets with definite lives are reviewed for impairment if an indicator of impairment exists similar to long‑lived assets. We evaluate impairment of intangible assets by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the asset is less than the carrying value. If it is concluded that this is the case, it is necessary to perform a two‑ step impairment test. An impairment loss is recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value. There were no impairment charges recorded on intangible assets for the years ended December 31, 2015, 2014 and 2013. Intangible assets with finite useful lives are amortized over their estimated useful life.

Lease Accounting

We determine whether to account for our facility leases as operating or capital leases depending on the underlying terms of the lease agreement. This determination of classification is complex and requires significant judgment relating to certain information including the estimated fair value and remaining economic life of the facilities, our cost of funds, minimum lease payments and other lease terms. The lease rates under our lease agreements are subject to certain conditional escalation clauses which are recognized when probable or incurred and are based on changes in the consumer price index or certain operational performance measures. As of December 31, 2015 and 2014, we leased 82 and 54 facilities, respectively, 81 and 53 of which we classified as operating leases and one of which we classified as a capital lease, respectively.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risks related to changes in variable interest rates. As of December 31, 2015, we had $124.8 million of indebtedness (excluding capital leases) which is at variable interest rates. For the year ended December 31, 2014, we hedged the variable interest rate risk with an interest rate cap covering approximately 40% of our indebtedness. We do not use financial instruments for trading or other speculative purposes. We have not engaged in hedging activity related to the New Credit Facility nor do we use leveraged financial instruments.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Adeptus Health Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Adeptus Health Inc. and Subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’/owners’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Adeptus Health Inc. and Subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Adeptus Health Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2016 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Dallas, Texas

February 29, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Adeptus Health Inc. and Subsidiaries:

We have audited Adeptus Health Inc.’s (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control ‑ Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to the Company’s risk assessment process which failed to design and implement appropriate process level and monitoring controls over revenue billing transactions and related accounts receivable performed by a third-party service provider on their behalf and internal control activities designed to ensure revenue transaction data being transferred to the third-party service provider is complete and accurate has been identified and included in management’s assessment. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’/owners’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2015. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2015 consolidated financial statements, and this report does not affect our report dated February 29, 2016, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2015, based on Internal Control ‑ Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

Dallas, Texas

February 29, 2016

Adeptus Health Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

December 31, 2015 and 2014

(In thousands, except share data)

	December 31,	December 31,
	2015	2014
ASSETS
Current assets
Cash	$16,037	$2,002
Restricted cash	—	4,795
Accounts receivable, less allowance for doubtful accounts of $28,818 and $13,068, respectively	65,954	37,422
Other receivables and current assets	31,532	17,137
Medical supplies inventory	5,167	4,287
Total current assets	118,690	65,643
Property and equipment, net	70,187	93,892
Investment in unconsolidated joint ventures	43,104	2,100
Deposits	1,163	1,772
Deferred tax assets	206,265	34,084
Intangibles, net	18,235	20,015
Goodwill	61,009	61,009
Other long-term assets	6,628	4,303
Total assets	$525,281	$282,818
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$27,521	$25,420
Accrued compensation	23,197	13,521
Current maturities of long-term debt	7,585	1,816
Current maturities of capital lease obligations	102	81
Deferred rent	858	607
Total current liabilities	59,263	41,445
Long-term debt, less current maturities	117,241	104,982
Payable to related parties pursuant to tax receivable agreement	191,302	30,039
Capital lease obligations, less current maturities	3,954	4,056
Deferred rent	3,837	2,416
Total liabilities	375,597	182,938
Commitments and contingencies
Shareholders' equity
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized and zero shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	—	—
Class A common stock, par value $0.01 per share; 50,000,000 shares authorized, 14,257,187 and 9,845,016 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	143	98
Class B common stock, par value $0.01 per share; 20,000,000 shares authorized, 6,510,738 and 10,781,153 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	65	108
Additional paid-in capital	85,457	51,238
Accumulated other comprehensive loss	—	(74)
Retained earnings (deficit)	6,323	(3,351)
Total shareholders' equity	91,988	48,019
Non-controlling interest	57,696	51,861
Total equity	149,684	99,880
Total liabilities and shareholders' equity	$525,281	$282,818

The accompanying notes are an integral part of these consolidated financial statements.

Adeptus Health Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2015, 2014 and 2013

(In thousands, except share data)

	Year ended
	December 31,
	2015	2014	2013
Revenue:
Patient service revenue	$420,612	$243,298	$114,960
Provision for bad debt	(70,119)	(32,624)	(12,077)
Net patient service revenue	350,493	210,674	102,883
Management and contract services revenue	14,194	20	—
Total net operating revenue	364,687	210,694	102,883
Equity in earnings (loss) of unconsolidated joint ventures	8,927	(900)	—
Operating expenses:
Salaries, wages and benefits	218,114	136,498	65,244
General and administrative	51,083	37,604	17,436
Other operating expenses	51,374	27,287	11,392
Depreciation and amortization	17,875	15,037	7,920
Total operating expenses	338,446	216,426	101,992
Income (loss) from operations	35,168	(6,632)	891
Other income (expense):
Gain on contribution to joint venture	24,250	—	—
Interest expense	(12,759)	(11,966)	(2,827)
Realized (loss) gain on derivative	(92)	—	112
Loss on extinguishment of debt	(5,011)	—	(440)
Total other (expense) income	6,388	(11,966)	(3,155)
Income (loss) before provision (benefit) for income taxes	41,556	(18,598)	(2,264)
Provision (benefit) for income taxes	8,733	(1,326)	720
Net income (loss)	32,823	(17,272)	(2,984)
Less: Net income (loss) attributable to non-controlling interest	19,606	(13,921)	(2,984)
Net income (loss) attributable to Adeptus Health Inc.	$13,217	$(3,351)	$—
Net income (loss) per share of Class A common stock:
Basic	$1.09	$(0.34)	$—
Diluted	$1.09	$(0.34)	$—
Weighted average shares of Class A common stock:
Basic	12,103,383	9,845,016	—
Diluted	12,103,383	9,845,016	—

The accompanying notes are an integral part of these consolidated financial statements.

Adeptus Health Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years ended December 31, 2015, 2014 and 2013

(in thousands)

	Adeptus Health Inc.			Non-controlling Interest			Total
	Year ended			Year ended			Year ended
	December 31,			December 31,			December 31,
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Net income (loss)	$13,217	$(3,351)	$—	$19,606	$(13,921)	$(2,984)	$32,823	$(17,272)	$(2,984)
Other comprehensive loss, net of tax:
Unrealized loss on interest rate contract	74	(74)	—	—	—	—	74	(74)	—
Comprehensive income (loss)	$13,291	$(3,425)	$—	$19,606	$(13,921)	$(2,984)	$32,897	$(17,346)	$(2,984)

The accompanying notes are an integral part of these consolidated financial statements.

Adeptus Health Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’/OWNERS' EQUITY

Years Ended December 31, 2015, 2014 and 2013

(in thousands, except share data)

	Adeptus Health LLC	Adeptus Health Inc.
							Accumulated
						Additional	Other	Retained	Total	Non-
	Total	Class A shares		Class B shares		Paid-in	Comprehensive	Earnings	Shareholders'	Controlling	Total
	Equity	Shares	Amount	Shares	Amount	Capital	Loss	(Deficit)	Equity	Interest	Equity
Balance, December 31, 2012	$82,734	—	—	—	—	—	—	—	—	—	82,734
Stock Subscription	83	—	—	—	—	—	—	—	—	—	83
Stock-based compensation	586	—	—	—	—	—	—	—	—	—	586
Net loss	(2,984)	—	—	—	—	—	—	—	—	—	(2,984)
Distributions	(1,768)	—	—	—	—	—	—	—	—	—	(1,768)
Balance, December 31, 2013	78,651	—	—	—	—	—	—	—	—	—	78,651
Capital contribution	167	—	—	—	—	—	—	—	—	—	167
Distributions to existing owners	(483)	—	—	—	—	—	—	—	—	—	(483)
Stock-based compensation prior to reorganization	316	—	—	—	—	—	—	—	—	—	316
Net loss prior to reorganization	(7,093)	—	—	—	—	—	—	—	—	—	(7,093)
Dividends paid to existing owners	(60,000)	—	—	—	—	—	—	—	—	—	(60,000)
Class A common stock
Issuance of Class A shares in Initial Public Offering, net of issuance costs	(311)	5,321,414	53	—	—	96,483	—	—	96,536	—	96,225
Investment of merged entity into Class A shares	(3,307)	4,474,107	45	—	—	3,262	—	—	3,307	—	—
Issuance of Class A shares to directors	—	13,639	—	—	—	—	—	—	—	—	—
Issuance of Class A shares to employees	—	35,856	—	39,314	1	(1)	—	—	—	—	—
Class B common stock
Issuance of Class B shares in Reorganization and Offering	(7,940)	—	—	10,741,839	107	7,833	—	—	7,940	—	—
Recording of non-controlling interest upon reorganization	—	—	—	—	—	(58,687)	—	—	(58,687)	58,687	—
Effects of Tax Receivable Agreement (See Note 14)	—	—	—	—	—	1,992	—	—	1,992	—	1,992
Adjustment to true up tax effects of merger and reorganization	—	—	—	—	—	(343)	—	—	(343)	—	(343)
Stock-based compensation subsequent to initial public offering	—	—	—	—	—	699	—	—	699	—	699
Unrealized loss on interest rate contract	—	—	—	—	—	—	(74)	—	(74)	—	(74)
Net loss subsequent to initial public offering	—	—	—	—	—	—	—	(3,351)	(3,351)	(6,826)	(10,177)
Balance, December 31, 2014	—	9,845,016	98	10,781,153	108	51,238	(74)	(3,351)	48,019	51,861	99,880
Issuance of Class A restricted stock	—	144,330	2	—	—	(2)	—	—	—	—	—
Issuance of Class A common stock	—	4,270,415	43	—	—	(43)	—	—	—	—	—
Purchase of Class B common stock	—	—	—	(4,270,415)	(43)	13,814	—	—	13,771	(13,771)	—
Class A restricted stock withheld on vesting	—	(2,574)	—	—	—	(238)	—	—	(238)	—	(238)
Stock-based compensation	—	—	—	—	—	2,819	—	—	2,819	—	2,819
Effects of tax receivable agreement	—	—	—	—	—	17,869	—	—	17,869	—	17,869
Tax distribution to LLC unit holders	—	—	—	—	—	—	—	(3,543)	(3,543)	—	(3,543)
Unrealized loss on interest rate contract	—	—	—	—	—	—	74	—	74	—	74
Net income	—	—	—	—	—	—	—	13,217	13,217	19,606	32,823
Balance, December 31, 2015	$—	14,257,187	$143	6,510,738	$65	$85,457	$—	$6,323	$91,988	$57,696	$149,684

The accompanying notes are an integral part of these consolidated financial statements

Adeptus Health Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2015, 2014 and 2013

(In thousands)

	Year ended
	December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$32,823	$(17,272)	$(2,984)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss (gain) from the disposal or impairment of assets	68	(42)	207
Realized loss on derivative	92	—	(112)
Depreciation and amortization	17,875	15,037	7,920
Deferred tax benefit (expense)	6,950	(2,147)	—
Amortization of deferred loan costs	928	891	293
Write-off of deferred loan costs	2,931	—	440
Provision for bad debts	70,119	32,624	12,077
Gain on contribution to unconsolidated joint venture	(24,250)	—	—
Equity in (earnings) loss of unconsolidated joint ventures	(8,927)	900	—
Distribution from unconsolidated joint venture	4,200	—	—
Stock-based compensation	2,819	1,015	586
Changes in operating assets and liabilities:
Restricted cash	4,795	(4,501)	(294)
Accounts receivable	(98,651)	(54,159)	(18,107)
Other receivables and current assets	(10,712)	(8,248)	(1,757)
Medical supplies inventory	(1,720)	(2,793)	(850)
Other long-term assets	(717)	63	(79)
Accounts payable and accrued expenses	2,407	7,413	5,632
Accrued compensation	9,676	4,363	3,883
Deferred rent	2,375	2,158	17
Net cash provided by (used in) operating activities	13,081	(24,698)	6,872
Cash flows from investing activities:
Investment in unconsolidated joint venture	—	(3,000)	—
Deposits	544	(1,022)	(413)
Proceeds from sale of property and equipment	1,535	2,003	1,814
Capital expenditures	(7,421)	(47,429)	(46,048)
Net cash used in investing activities	(5,342)	(49,448)	(44,647)
Cash flows from financing activities:
Proceeds from public offerings, net of underwriters fees and expenses	360,420	96,226	—
Purchase of limited liability units from LLC Unit holders	(360,420)	—	—
Proceeds from long-term borrowings	184,000	99,457	102,000
Payment of deferred loan costs	(5,484)	(751)	(4,954)
Payments on borrowings	(168,358)	(70,380)	(50,855)
Payment of capital lease obligations	(81)	(57)	(5)
Payment to terminate interest rate swap	—	—	(421)
Payment of dividends	—	(60,000)	—
Tax distribution to LLC Unit holders	(3,543)	(9)	(33)
Restricted stock forfeited on vesting to satisfy withholding requirements	(238)	—	—
Contribution from original owner	—	167	83
Net cash provided by financing activities	6,296	64,653	45,815
Net increase (decrease) in cash and cash equivalents	14,035	(9,493)	8,040
Cash, beginning of period	2,002	11,495	3,455
Cash, end of period	$16,037	$2,002	$11,495

See Note 12 for Supplemental Cash Flow Information and Supplemental Noncash Activities

The accompanying notes are an integral part of these consolidated financial statements.

Adeptus Health Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION

Adeptus Health Inc. (the "Company") was incorporated as a Delaware corporation on March 7, 2014 for the purpose of facilitating an initial public offering of common equity. The Company is a holding company with its sole material asset being a controlling equity interest in Adeptus Health LLC (“Adeptus Health”). As the sole managing member of Adeptus Health LLC, the Company operates and controls all of the business and affairs of Adeptus Health LLC and, through Adeptus Health LLC and its subsidiaries, conducts its business. Prior to the initial public offering, the Company had not engaged in any business or other activities except in connection with its formation and the initial public offering.

Adeptus Health is a leading patient-centered healthcare organization expanding access to the highest quality emergency medical care through its network of freestanding emergency rooms and partnerships with premier healthcare providers. In Texas, Adeptus Health or its predecessors began operations in 2002 and owns and operates First Choice Emergency Room. In Colorado, in partnership with University of Colorado Health, Adeptus Health operates UCHealth Emergency Room. Together with Dignity Health, the Company operates Dignity Health Arizona General Hospital and freestanding emergency departments in Arizona. Adeptus Health is the largest network of  freestanding emergency rooms in the United States, delivering both major and minor emergency medical services for adult and pediatric patients. Adeptus Health has experienced rapid growth in recent periods, growing from 14 freestanding facilities at the end of 2012 to 81 freestanding facilities and two fully licensed general hospitals as of December 31, 2015. In Texas, the Company’s facilities are currently located in Houston, Dallas/Fort Worth, San Antonio and Austin. In Colorado, facilities are located in Colorado Springs and Denver. In Arizona, Dignity Health Arizona General Hospital, a full service general hospital, along with its freestanding emergency departments are located in the Phoenix market.

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

The Company consolidates the financial results of Adeptus Health LLC and its subsidiaries and records non-controlling interest for the economic interest in Adeptus Health LLC held by the non-controlling unit holders. The non-controlling interest ownership percentage as of December 31, 2015 was 31.5%.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated balance sheets as of December 31, 2015 and 2014 and the accompanying consolidated statements of operations and cash flows for each of the three years ended December 31, 2015, 2014 and 2013 represent our financial position, results of operations and cash flows as of and for the years then ended.  The consolidated financial statements include the accounts of Adeptus Health Inc. and its wholly owned subsidiaries.  All material intercompany accounts and transactions have been eliminated in consolidation.

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

Adeptus Health Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All of the Company’s revenue for the years ended December 31, 2015, 2014 and 2013 was earned in the United States.

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

Restricted Cash

The Company maintained a restricted cash balance through September 2015 to cover letters of credit required by the Master Funding and Development Agreements, as amended, for the first $250.0 million in facility fundings. See Note 11 (Commitments and Contingencies) for more information. Each letter of credit is issued in an amount equal to approximately 50% of one year's base rent relating to completed facilities. As of December 31, 2014, restricted cash was $4.8 million. Beginning in October 2015, restricted cash is no longer required as the Company entered into a New Facility with Bank of America, N.A., which includes a revolving credit facility with a sub-limit of $15.0 million for letters of credit. See Note 8 (Debt) for more information.

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

Adeptus Health Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net patient service revenue by major payor source for the years ended December 31, 2015, 2014 and 2013 were as follows (in thousands):

	Year ended
	December 31,
	2015	2014	2013
Commercial	$402,017	$237,907	$113,603
Self-pay	11,155	4,287	1,357
Other	3,865	1,098	—
Medicaid	2,205	3	—
Medicare	1,370	3	—
Patient Service Revenue	420,612	243,298	114,960
Provision for bad debt	(70,119)	(32,624)	(12,077)
Net Patient Service Revenue	$350,493	$210,674	$102,883

The Company receives payments from third-party payors that have contracts with the Company or the Company uses MultiPlan arrangements whereby the Company accesses third-party payors at in-network rates. Four major third-party payors accounted for 84.6%,  84.8% and 86.7% of patient service revenue for the years ended December 31, 2015, 2014 and 2013, respectively. These same payors also accounted for 65.9% and 80.0% of accounts receivable as of December 31, 2015 and 2014, respectively. The following table sets forth the percentage of patient service revenue earned by major payor source for the years ended December 31, 2015, 2014 and 2013:

	Year ended
	December 31,
	2015	2014	2013
Payor:
United HealthCare	29.2%	23.6%	26.5%
Blue Cross Blue Shield	23.1	27.6	28.0
Aetna	18.8	19.3	21.0
Cigna	13.5	14.3	11.2
Other	14.5	15.2	13.3
Medicaid/Medicare	0.9	—	—
	100.0%	100.0%	100.0%

Accounts receivable are reduced by an allowance for doubtful accounts. In establishing the Company's allowance for doubtful accounts, management considers historical collection experience, the aging of the account, the payor classification, and patient payment patterns. Amounts due directly from patients represent the Company's highest collectability risk. There were not any significant changes in the estimates or assumptions underlying the calculation of the allowance for doubtful accounts for the years ended December 31, 2015 and 2014.

The Company treats anyone that is emergent. Total charity care was approximately 7.8%,  8.6% and 7.0% of patient service revenue for the years ended December 31, 2015, 2014 and 2013, respectively.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2015, 2014 and 2013, was approximately $5.7 million, $5.4 million and $2.1 million, respectively, and is included as a component of general and administrative expenses within the consolidated statements of operations.

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

Estimated useful life
(in years)
Computer equipment	3 to 5
Automobiles	5
Office equipment	5
Medical equipment	5 to 7
Leasehold improvement	4 to 10
Buildings	15 to 40

Amortization of assets acquired under capital leases is included as a component of depreciation and amortization expense in the accompanying consolidated statements of operations. Amortization is calculated using the straight-line method over the shorter of the useful lives or the term of the underlying lease agreements.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset or group of assets might not be recoverable. The Company does not perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would indicate a potential impairment include a significant decline in the observable market value of an asset or a significant change in the extent or manner in which an asset is used. The impairment review includes a comparison of future projected cash flows generated by the asset or group of assets with its associated net carrying value. If the net carrying value of the asset or group of assets exceeds expected cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent the carrying amount of the asset exceeds its fair value. There were no impairments recorded for the years ending December 31, 2015, 2014 or 2013.

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

Adeptus Health Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

comparison of the fair value of a reporting unit with its carrying amount. If the carrying value of the reporting unit exceeds its fair value, the second step involves a comparison of the implied fair value and the carrying amount of the goodwill of that reporting unit to determine the impairment charge, if necessary. We have established October 31 as the date for our annual impairment review.

The Company estimates the fair value of its total invested capital using an income and market approach, reduced by interest bearing debt as of the valuation date. These valuations require management to make estimates and assumptions regarding industry economic factors and prospective financial information. There were no goodwill impairment charges recorded for the years ended December 31, 2015, 2014 and 2013.

Intangible Assets

Intangible assets are recorded at their estimated fair values as of the date of acquisition. Intangible assets consist of trade and domain names and noncompete agreements. In accordance with ASC 350, Intangibles—Goodwill and Other, the Company reviews the intangible assets with indefinite lives, which include trade and domain names, at least annually for impairment, or more often if triggering events exist. Intangible assets with definite lives are reviewed for impairment if an indicator of impairment exists similar to long-lived assets. We evaluate impairment of intangible assets by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the asset is less than the carrying value. If it is concluded that this is the case, it is necessary to perform a two‑ step impairment test. An impairment loss is recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value. There were no impairment charges recorded on intangible assets for the years ended December 31, 2015, 2014 and 2013. Intangible assets with finite useful lives are amortized over their estimated useful life.

Fair Value of Financial Instruments

The carrying amounts of the Company's financial instruments, including cash, receivables, accounts payable and accrued liabilities approximate their fair value due to their relatively short maturities. At December 31, 2015 and 2014, the carrying value of the Company's long-term debt was based on the current interest rates and approximates its fair value.

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

Adeptus Health Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Lease Accounting

The Company determines whether to account for its facility leases as operating or capital leases depending on the underlying terms of the lease agreement. This determination of classification is complex and requires significant judgment relating to certain information including the estimated fair value and remaining economic life of the facilities, the Company's cost of funds, minimum lease payments and other lease terms. The lease rates under the Company's lease agreements are subject to certain conditional escalation clauses that are recognized when probable or incurred and are based on changes in the consumer price index or certain operational performance measures. As of December 31, 2015, the Company leased 82 facilities, 81 of which the Company classified as operating leases and one of which the Company classified as a capital lease.

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

Estimated tax expense (benefit) of approximately $8.7 million, ($1.3) million and $0.7 million are included in the provision for income taxes in the financial statements for the years ended December 31, 2015, 2014 and 2013, respectively. The Company's estimate of the potential outcome of any uncertain tax positions is subject to management's assessment of relevant risks, facts, and circumstances existing at that time. The Company uses a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

Adeptus Health Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Variable Interest Entities

The Company follows the guidance in ASC 810-10-15-14 in order to determine if we are the primary beneficiary of a variable interest entity (“VIE”) for financial reporting purposes.  We consider whether we have the power to direct the activities of the VIE that most significantly impact the economic performance of the VIE and whether we have the obligation to absorb losses or the right to receive returns that would be significant to the VIE. We consolidate a VIE when we are the primary beneficiary of the VIE. At December 31, 2015, the Company determined that it has one joint venture interest which it considers a VIE for which it is not the primary beneficiary.  Accordingly, we account for this investment in joint venture using the equity method.

Investment in Unconsolidated Joint Ventures

Investments in unconsolidated companies in which the Company exerts significant influence but does not control or otherwise consolidate are accounted for using the equity method. As of December 30, 2015, the Company accounted for 15 freestanding facilities associated with our joint venture with University of Colorado Health and our Arizona hospital and its four freestanding departments associated with our joint venture with Dignity Health using the equity method. The Company has an ownership interest of 49.9% in each joint venture.

These investments are included as investment in unconsolidated joint ventures in the accompanying consolidated balance sheets.

Equity in earnings of unconsolidated joint ventures consists of (i) the Company’s share of the income (loss) generated from its non-controlling equity investment in one full-service healthcare hospital facility and four freestanding emergency rooms in Arizona, and (ii) the Company’s preferred return and its share of the income (loss) generated from its non-controlling equity investment in 15 freestanding emergency rooms in Colorado. Because the operations are central to the Company’s business strategy, equity in earnings of unconsolidated joint ventures is classified as a component of operating income in the accompanying consolidated statements of operations. The Company has contracts to manage the facilities, which results in the Company having an active role in the operations of the facilities and devoting a significant portion of its corporate resources to the fulfillment of these management responsibilities.

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

Adeptus Health Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”, which amended the balance sheet classification requirements for deferred income taxes to simplify their presentation in the statement of financial position. The ASU requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This ASU is effective for fiscal years beginning after December 31, 2016, with early adoption permitted. The Company early adopted the provisions of this ASU for the presentation and classification of its deferred tax assets at December 31, 2015 and has reflected the change on the consolidated balance sheet for all periods presented.

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (Topic 842). This new standard establishes a comprehensive new lease accounting model. The new standard clarifies the definition of a lease, requires a dual approach to lease classification similar to current lease classifications, and causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease term of more than twelve months. The standard is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. The new standard requires a modified retrospective transition for capital or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements, but it does not require transition accounting for leases that expire prior to the date of initial application. We are evaluating the impact of the new standard on our consolidated financial statements.

We do not believe any other recently issued, but not yet effective, revisions to authoritative guidance will have a material effect on our condensed consolidated financial position, results of operations or cash flows.

Adeptus Health Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3—PROPERTY AND EQUIPMENT

Property and equipment consisted of the following, as of December 31, 2015 and 2014 (in thousands):

	December 31,	December 31,
	2015	2014
Leasehold improvements	$73,249	$77,354
Computer equipment	5,627	3,700
Medical equipment	4,458	4,213
Office equipment	5,445	4,307
Automobiles	218	243
Land	6,758	8,276
Construction in progress	345	8,835
Buildings	4,667	4,667
	100,767	111,595
Less accumulated depreciation	(30,580)	(17,703)
Property and equipment, net	$70,187	$93,892

Assets under capital leases totaled approximately $4.2 million as of December 31, 2015 and 2014, respectively, and were included within the buildings component of net property and equipment. Accumulated depreciation associated with these capital lease assets totaled approximately $0.6 million and $0.3 million as of December 31, 2015 and 2014, respectively.

NOTE 4—INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

Joint Venture with Dignity Health

On October 22, 2014, the Company announced its expansion into Arizona through a joint venture with Dignity Health, one of the nation’s largest health systems. The partnership started with Dignity Health Arizona General Hospital, a full-service general hospital facility in Laveen, Arizona, and includes providing for additional access to emergency medical care in the Phoenix area. As of December 31, 2015, the joint venture with Dignity Health has four freestanding emergency departments in Arizona.

Joint Venture with UCHealth

On April 21, 2015, the Company announced the formation of a joint venture with UCHealth to enhance access to emergency medical care in Colorado.  The Company contributed the 12 existing freestanding emergency rooms it held in Colorado and the related business associated with these facilities to the joint venture.  The contribution of the controlling interest in these facilities and their operations was deemed a change of control for accounting purposes, and as such, the Company has recorded a gain of $24.3 million on the contribution of the previously fully owned facilities during the year ended December 31, 2015. As of December 31, 2015, the joint venture had 15 freestanding facilities under the UCHealth partnership.

Pursuant to the terms of the joint venture agreement, the Company receives an annual preferred return up to a specified amount on its investment in the joint venture prior to proportionate distributions to the partners. Due to this preferred return provision within the joint venture agreement, this joint venture interest is considered a variable interest entity. Additional terms within the agreement allow for certain decisions to be made in which the Company has determined that it does not have control. As such, the Company concluded that it is not the primary beneficiary of the VIE.  Accordingly, the Company accounts for this investment in joint venture under the equity method.

Adeptus Health Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Joint Venture with Ochsner Health System

In September 2015, the Company announced the formation of a new partnership with New Orleans-based Ochsner Health System to enhance access to emergency medical care in Louisiana. The joint venture will include a hospital and multiple freestanding emergency departments in locations still to be determined. This joint venture did not have operations during the year ended December 31, 2015.

The Company accounts for each of these joint ventures under the equity method of accounting as an investment in unconsolidated joint ventures, as the Company’s level of influence is significant but does not reach the threshold of controlling the entity.

Summarized unaudited financial information for the Company’s equity method investees is as follows (in thousands):

	Year ended
	December 31,
	2015	2014
Net patient service revenue	$74,769	$247
Total operating expenses	66,172	2,049
Income (loss) from operations	8,597	(1,803)
Balance sheet information (as of December 31):
Current Assets	$25,646	$1
Noncurrent assets	36,154	5
Current Liabilities	20,774	2
Noncurrent liabilities	1,637	—

Our investment in unconsolidated joint ventures consists of the following (in thousands):

	As of December 31,
	2015	2014
Beginning balance	$2,100	$—
Share of income (loss)	8,927	(900)
Initial investment	12,027	3,000
Gain on contribution	24,250	—
Distributions	(4,200)	—
Investment in unconsolidated joint ventures	$43,104	$2,100

Adeptus Health Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5—GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes the change in goodwill during the years ended December 31, 2015 and 2014 (in thousands):

	2015	2014
Balance at beginning of year	$61,009	$61,009
Adjustments	—	—
Balance at beginning of year	$61,009	$61,009

The following table summarizes the change in intangible assets during the years ended December 31, 2015 and 2014 (in thousands):

	Noncompete	Trade	Domain
	Agreements	Names	Names	Total
Balance at December 31, 2013	$4,895	$9,300	$7,600	$21,795
Additions	—	—	—	—
Amortization	(1,780)	—	—	(1,780)
Balance at December 31, 2014	$3,115	$9,300	$7,600	$20,015
Additions	—	—	—	—
Amortization	(1,780)	—	—	(1,780)
Balance at December 31, 2015	$1,335	$9,300	$7,600	$18,235

As of December 31, 2015, the estimated amortization of the noncompete agreements will be $1.3 million for the year ended 2016.

 NOTE 6—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company used interest-rate-related derivative instruments to manage its exposure related to changes in interest rates on its variable-rate debt instruments. The Company does not enter into derivative instruments for any purpose other than cash flow hedging. The Company does not speculate using derivative instruments.

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

Adeptus Health Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In May 2012, the Company entered into a forward interest rate swap agreement with a notional amount of $24.0 million to manage exposure to changes in interest rates associated with its variable interest rate debt. This agreement had the economic effect of modifying the LIBOR variable component of the Company's interest rate on an equivalent amount of the Company's Term Loan to a fixed rate of 1.20%. This swap agreement was not designated by the Company as a hedge as of December 31, 2013. The Company did not utilize the swap agreement until April 30, 2013. The Company recognized a loss of approximately $0.1 million for the year ended December 31, 2013 on the change in fair value of the swap agreement, which is included as a component of other (expense) income within the consolidated statements of operations.

As of December 31, 2015, the Company maintained one interest rate cap agreement with notional amount totaling $37.5 million. This agreement has the economic effect of capping the LIBOR variable component of the Company's interest rate at a maximum of 3.00% on an equivalent amount of the Company's Term Loan debt. The cap agreement does not contain credit-risk contingent features. In October 2015, the Company extinguished the debt related to the existing Credit Facility, and reclassified losses of $0.1 million from accumulated other comprehensive income into earnings. The interest rate cap agreement was terminated on January 4, 2016.

The following table summarizes the Company's derivative instruments (in thousands):

		December 31,	December 31,
		2015	2014
	Balance Sheet Location	Fair Value	Fair Value
Derivative designated as hedging instruments
Interest rate contracts	Other long-term assets	$—	$19

NOTE 7—ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following (in thousands):

	December 31,	December 31,
	2015	2014
Accounts payable	$13,600	$14,133
Accrued expenses	7,297	4,431
Accrued tax distribution to LLC Unit holders	4,246	4,246
Other	2,378	2,610
Total accounts payable and accrued expenses	$27,521	$25,420

Adeptus Health Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8—DEBT

The components of debt consisted of the following (in thousands):

	December 31,	December 31,
	2015	2014
Term loan	$123,438	$75,000
Delayed draw term loan	—	25,000
Revolving credit	—	5,500
Other financing agreements	1,388	1,298
	124,826	106,798
Less current maturities	(7,585)	(1,816)
	$117,241	$104,982

On October 31, 2013, the Company entered into a Senior Secured Credit Facility (the “Facility”) for a $75.0 million term loan which matures on October 31, 2018. The Facility includes an additional $165.0 million delayed draw term loan commitment, which expired in April 2015, and a $10.0 million revolving commitment that matures on October 31, 2018. All of the Company's assets are pledged as collateral under the Facility. The borrowing under the Facility is used by the Company to provide financing for working capital, capital expenditures and for new facility expansion and replaced an existing credit facility.

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

Borrowings under the Facility bear interest, at our option, at a rate equal to an applicable margin over (a) a base rate determined by reference to the highest of (1) the prime rate, (2) the federal funds effective rate plus 0.50% and (3) LIBOR for an interest period of one month plus 1%, or (b) LIBOR for the applicable interest period. The margin for the Facility is 6.50% in the case of base rate loans and 7.50% in the case of LIBOR loans. The Facility includes an unused line fee of 0.50% per annum on the revolving commitment and delayed draw term loan commitment, a draw fee of 1.0% of the principal amount of each borrowing on the delayed draw term loan and an annual Agency fee of $0.1 million. In April 2015, the Company drew $30.0 million on the delayed draw term loan prior to its expiration. At December 31, 2014, the Company had $80.2 million available under the delayed draw term commitment, and  $4.0 million available under the revolving commitment, respectively.

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

Adeptus Health Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

subsidiaries guarantee the New Facility. Borrowings under the New Facility replace the Company’s existing credit facility and will be used by the Company to provide financing for working capital and capital expenditures.

Borrowings under the New Facility bear interest, at our option, at a rate equal to an applicable margin over (a) a base rate determined by reference to the highest of (1) the prime rate, (2) the federal funds effective rate plus 0.50% and (3) LIBOR for an interest period of one month plus 1%, or (b) LIBOR for the applicable interest period. The applicable margin for the New Facility ranges, based on our consolidated net leverage ratio, from 2.25% to 3.00% in the case of base rate loans and from 3.25% to 4.00% in the case of LIBOR loans. The New Facility includes an unused line fee ranging, based on our consolidated net leverage ratio, from 0.40% to 0.50% per annum on the revolving commitment. The Company had $39.8 million available under the revolving commitment at December 31, 2015.

The Facility contains certain affirmative covenants, negative covenants, and financial covenants which are measured on a quarterly basis. As of December 31, 2015, the Company was in compliance with all covenant requirements. In conjunction with entering into the New Facility, the Company incurred a $5.0 million loss, consisting of a prepayment premium of $2.1 million and write off of deferred loan costs of $2.9 million, on the extinguishment of debt related to previously capitalized costs from its previous debt agreements.

In 2015, the Company entered into finance agreements totaling approximately $2.4 million to finance the renewal of certain insurance policies. The finance agreements have fixed interest rates ranging between 2.49% and 3.50% with principal being repaid over 9 to 11 months.  In 2014, the Company entered into finance agreements totaling approximately $1.9 million to finance the renewal of certain insurance policies. The finance agreements have fixed interest rates ranging between 2.49% and 3.25% with principal being repaid over 9 to 11 months. In October 2013, the Company renewed certain insurance policies and entered into a finance agreement totaling approximately $0.8 million. The finance agreement has a fixed interest rate of 1.93% with principal being repaid over 9 months.

Future Maturities

Scheduled future aggregate maturities of principal of long-term debt are as follows: (in thousands):

Years ending December 31,	Amount
2016	$7,585
2017	7,085
2018	9,375
2019	10,156
2020	90,625
Total	$124,826

NOTE 9—TRANSACTIONS WITH RELATED PARTIES

The Company made payments to a significant shareholder of the Company for management services related to an advisory services agreement and reimbursement of certain expenses. The total amount paid to this related party was approximately $24,000,  $0.8 million and $0.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.  In connection with the consummation of the initial public offering, the advisory services agreement was terminated and the Company paid a one-time termination payment fee of $2.0 million in July 2014.

Adeptus Health Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company made payments for contractor services to various related-party vendors, which totaled approximately $0.2 million, $0.1 million and $0.06 million for the years ended December 31, 2015, 2014 and 2013, respectively.

NOTE 10—EMPLOYEE BENEFIT PLANS

The Company provides a 401(k) savings plan to all employees who have met certain eligibility requirements, including performing /one month of service with the Company. The 401(k) plan permits matching and discretionary employer contributions. During the years ended December 31, 2015 and 2014, the Company contributed approximately $0.9 million and $0.5 million to the 401(k) Plan for 2014 and 2013 matching contributions, respectively. The board of directors approved a contribution of $1.7 million for the year ended December 31, 2015, which will be paid during 2016.

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

Insurance Arrangements

The Company is self-insured for employee health benefits. Accruals for losses are provided based upon claims experience and actuarial assumptions, including provisions for incurred but not reported losses. At December 31, 2015 and 2014, the Company has an accrual of approximately $0.8 million and $0.7 million, respectively, for incurred but not reported claims, which is included in accrued compensation within the consolidated balance sheets.

The Company is insured for worker's compensation claims up to $1.0 million per accident and per employee with a policy limit of $1.0 million. The Company submits periodic payments to its insurance broker based upon estimated payroll. Worker's compensation expense for the years ended December 31, 2015, 2014 and 2013 was approximately $0.3 million, $0.3 million and $0.07 million, respectively. The Company is insured for professional liability claims up to $1.0 million per incident and $3.0 million per facility with an aggregate policy limit of $20.0 million.

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

In addition to the MPT Agreements, the Company has entered into similar agreements with certain developers to fund and lead the development efforts on the construction of future facilities. As of December 30, 2015, the Company had total receivables of $12.2 million from the lessor to the MPT agreements and certain other developers for soft costs incurred for facilities currently under development.

The Company leases approximately 80,000 square feet for its corporate headquarters. Lease expense associated with this lease was $1.6 million, $1.4 million and $0.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.  In November 2015, the Company extended the lease term through August 2021 for its corporate headquarters.

Future minimum lease payments required under noncancelable operating leases and future minimum, capital lease payments as of December 31, 2015 were as follows (in thousands):

	Capital	Operating
Years ending December 31,	leases	leases
2016	$533	$12,177
2017	543	46,825
2018	554	44,255
2019	565	39,087
2020	577	32,470
Thereafter	4,936	297,786
Total future minimum lease payments	$7,708	$472,600
Less: Amounts representing interest	(3,652)
Present value of minimum lease payments	4,056
Current portion of capital lease obligations	102
Long-term portion of capital lease payments	$3,954

Rent expense totaled approximately $31.1 million, $15.2 million and $4.5 million for the years ended December 31, 2015, 2014 and 2013, respectively and is included as a component of other operating expenses within the Consolidated Statements of Operations. The Company has sublease agreements with the joint ventures in Arizona and Colorado, under which the Company subleases certain freestanding emergency room facilities, ground leases and equipment leases to the joint ventures.  Under these agreements, the Company received $10.8 million and $0.4 million during the years ended December  31, 2015 and 2014, respectively, as rental income which is accounted for as a reduction of rent expense.

In January 2013, the Company entered into a termination agreement with the landlord of the leased facility in Georgetown, Texas. Under the termination agreement, the landlord and the Company mutually released the other from any further obligations under the lease and any liability, cause of action, claim, or loss arising out of or connected with

Adeptus Health Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the lease. In accordance with the termination agreement, the Company paid the landlord a lease termination fee of $0.2 million.

NOTE 12— SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information and supplemental noncash activities consisted of the following for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	December 31,	December 31,	December 31,
	2015	2014	2013
Supplemental cash flow information:
Interest paid	$11,769	$9,294	$2,486
Taxes paid	1,650	680	530
Supplemental noncash activities:
Acquisition of property and equipment in accounts payable and accrued expenses	$—	$2,239	$467
Assets acquired through capital lease	—	287	3,911
Note payable for other financing agreements	2,386	2,056	757
Contribution of assets to joint venture	12,027	—	—
Effects of tax receivable agreement	17,869	1,992	—
Accrual of owner distributions	—	474	1,735

NOTE 13—STOCK BASED COMPENSATION

In connection with the initial public offering, the Company’s Board of Directors adopted the Adeptus Health Inc. 2014 Omnibus Incentive Plan (the “2014 Plan”). The Omnibus Incentive Plan provides for the granting of stock options, restricted stock and other stock-based or performance-based awards to directors, officers, employees, consultants and advisors of the Company and its affiliates. The total number of shares of Class A common stock that may be issued under the Omnibus Incentive Plan is 1,033,500.

On June 24, 2014, the Company granted 11,934 restricted Class A shares to its non-employee directors under the Omnibus Incentive Plan, representing the prorated amount of the directors’ annual equity award for fiscal 2014. These restricted shares vested on January 1, 2015. In July 2014, the Company granted to certain employees 35,856 restricted Class A shares, which vest over 4 years. For the year ended December 31, 2015, the Company granted 149,741 restricted Class A shares to certain employees and non-employee directors, which vest over 6 months to 4 years. The weighted average grant date-fair value of restricted Class A shares granted during the years ended December 31, 2015 and 2014 was $37.10 and $24.33 per share, respectively. At December 31, 2015, 170,521 of these restricted Class A shares remained unvested. Compensation expense for time-based restricted share awards is recognized over the vesting period on a straight-line basis, adjusted for estimated forfeitures.

The 2014 Plan allowed for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code (the “IRC”).  The Company granted 30,000 stock options with an exercise price of $86.80, which vest quarterly over three years and expire ten years from the date of grant. All outstanding stock options were unvested as of December 31, 2015.

Adeptus Health Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2015, there was $4.7 million of unrecognized stock-based compensation expense related to outstanding unvested restricted Class A shares and stock option awards. That cost is expected to be recognized over a weighted average period of 2.0 years.

The Company also has one legacy equity-compensation plan, under which it has issued agreements awarding incentive units (restricted units) in the Company to certain employees and non-employee directors. In conjunction with the Reorganization Transactions, these restricted units were replaced with LLC Units with consistent restrictive terms. The restricted units are subject to such conditions as continued employment, passage of time and/or satisfaction of performance criteria as specified in the agreements. The restricted units vest over 3 to 4 years from the date of grant. The Company used a waterfall calculation, based on the capital structure and payout of each class of debt and equity, and a present value pricing model less marketability discount to determine the fair values of the restricted units. The assumptions used in the price simulation model for units granted during 2013 include risk-free interest rates of 0.93%, volatility of 25.0% and a dividend rate of 0%. The weighted average fair value of incentive units granted during the year ended December 31, 2013 was $1,262 and $384 for the time-based and performance based units, respectively. The assumptions used for the 2012 incentive units included a risk-free interest rate of 0.72%, volatility of 30.0% and a dividend yield of 0%. The weighted average fair value of incentive units granted during 2012 was $204 and $37 for the time-based and performance based units, respectively. The Company has not issued any incentive units under the legacy plan since 2013.

The Company recorded compensation expense of $2.7 million, $1.0 million, and $0.6 million, adjusted for forfeitures, during the years ended December 31, 2015, 2014 and 2013, respectively, related to restricted units and stock options with time-based vesting schedules. Compensation expense for the value of the portion of the time-based restricted unit that is ultimately expected to vest is recognized using a straight-line method over the vesting period, adjusted for forfeitures. On February 18, 2015, our Board of Directors accelerated the vesting of all performance based units.  As a result of the acceleration, the Company recognized $0.1 million of additional stock-based compensation expense for the year ended December 31, 2015.

NOTE 14— INCOME TAXES

The components of our (benefit) provision for income taxes were as follows (in thousands):

	2015	2014	2013
Current:
Federal	$-	$-	$-
State	1,783	821	720
Total current taxes	1,783	821	720
Deferred:
Federal	7,108	(2,123)	-
State	(158)	(24)	-
Total deferred taxes	6,950	(2,147)	-
Total income tax (benefit) provision	$8,733	$(1,326)	$720

Adeptus Health Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation of our income tax (benefit) expense computed at the U.S. federal statutory tax rate to the actual income tax (benefit) expense is as follows (in thousands):

	2015	2014	2013
Expense derived by applying the federal income tax rate to income (loss) before taxes	$7,411	$(6,509)	$(792)
Tax applicable to pass-through entities	-	4,631	792
State income tax, net of federal benefit	1,272	534	-
Nondeductible expenses	50	18	-
Provision (benefit) for income taxes	$8,733	$(1,326)	$-

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	2015	2014
Deferred tax assets
TRA liability	$65,897	$8,125
Investment in partnership	136,124	20,940
Net operating loss carryforwards	4,193	4,957
State net operating loss carryforwards	51	62
Total deferred tax assets	$206,265	$34,084

Prior to the Reorganization, we were not a federal taxpayer.  The Company’s effective tax rate for the period differs from the statutory rates due primarily to state taxes that are not based on pre-tax income/(loss) but on gross margin resulting in state tax expense with little relation to pre-tax income even in periods of pretax losses.

Our management evaluates the realizability of the deferred tax assets and determines whether it is more likely than not that the deferred tax assets are realizable. We consider whether a valuation allowance is needed on our deferred tax assets by evaluating all positive and negative evidence relative to our ability to recover deferred tax assets, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. During 2014, we were able to conclude that given our performance, the forecast of future income and the realization of our deferred tax asset was more likely than not. As such, we did not record a valuation allowance for the period. This determination was based on an estimated forecast of future taxable income which includes many judgments and assumptions. Accordingly, it is at least reasonably possible for future changes in one or more assumptions may lead to a change in judgment regarding the necessity of a valuation allowance required in future periods.

Our largest deferred tax asset is related to our investment in partnership of $136.1 million. This deferred tax asset is a result of the differences between the book and tax basis in Adeptus Health LLC, which is the partnership that operates our facilities.

A second component of the deferred tax asset is related to the Tax Receivable Agreement (noted below) liability of $65.9 million.  As the Company becomes profitable, the deferred tax asset related to this liability will be reduced.

The final component of the deferred tax asset is the federal net operating loss carryforwards of $4.2 million. The federal net operating losses will begin to expire in 2034.  The net operating loss carryforward is primarily related to depreciation and amortization deductions. The gross amount of the federal net operating loss carryforward was $12.0 million at December 31, 2015.

Adeptus Health Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Uncertain Tax Positions

At December 31, 2015, the Company has not identified or accrued for any uncertain tax positions. Our policy is to include interest and penalties related to uncertain tax positions, and as of December 31, 2015, there were no accrued interest and penalties. We file tax returns in the U.S. federal jurisdiction and state jurisdictions where we have facilities and operations. We are not currently under audit for federal or any state jurisdictions; however, our 2011 (Texas only) – 2014 tax returns remain open for examination.

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

As of December 31, 2015, the Company has recorded an estimated payable pursuant to the tax receivable agreement of $191.3 million related to exchanges of LLC Units in connection with public offerings and other exchanges that are expected to give rise to certain tax benefits in the future.

NOTE 15— NET INCOME (LOSS) PER SHARE

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

Adeptus Health Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands, except share and per share data):

	Year ended
	December 31,
	2015	2014
Numerator:
Net income (loss) attributable to Adeptus Health Inc.	$13,217	$(3,351)

Denominator:
Denominator for basic net income (loss) per Class A common share-weighted average shares	12,103,383	9,845,016

Effect of dilutive securities:
Restricted shares	—	—

Denominator for diluted net income (loss) per Class A common share-weighted average shares	12,103,383	9,845,016

Net income (loss) attributable to Adeptus Health Inc. per Class A common share - Basic	$1.09	$(0.34)

Net income (loss) attributable to Adeptus Health Inc. per Class A common share - Diluted	$1.09	$(0.34)

Earnings per share information is not applicable for reporting periods prior to the initial public offering. The shares of Class B common stock do not share in the earnings or losses of Adeptus Health Inc. and are therefore not participating securities. Accordingly, basic and diluted net loss per share of Class B common stock has not been presented.

NOTE 16—SUBSEQUENT EVENTS

In February 2016, the Company announced its expansion into Ohio and a new partnership with Mount Carmel Health System.  The partnership will construct and operate freestanding emergency rooms in the Columbus area.

Adeptus Health Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents certain unaudited quarterly statement of operations data for the years ended December 31, 2015 and 2014. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or predictive of future periods.

	Three months ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2015	2015	2015	2015	2014	2014	2014	2014
	(in thousands, except per share data)
Patient service revenue	$119,093	$101,254	$104,363	$95,902	$80,290	$66,533	$51,946	$44,529
Provision for bad debt	(19,754)	(17,907)	(17,514)	(14,945)	(10,234)	(8,934)	(7,708)	(5,748)
Net patient service revenue	99,339	83,347	86,849	80,957	70,056	57,599	44,238	38,781
Management and contract services revenue	6,095	4,865	2,738	496	20	—	—	—
Total net operating revenue	105,434	88,212	89,587	81,453	70,076	57,599	44,238	38,781
Income (loss) from operations	10,105	6,058	13,650	5,354	(139)	(1,079)	(5,072)	(341)
Net income (loss)	2,052	1,494	27,674	1,602	(1,477)	(3,598)	(9,429)	(2,767)
Less: Net income (loss) attributable to non-controlling interest	739	820	17,040	1,008	(1,739)	(2,001)	(7,413)	(2,767)
Net income (loss) attributable to Adeptus Health Inc.	$1,313	$674	$10,634	$594	$262	$(1,597)	$(2,016)	$—
Net income (loss) per share of Class A common stock:
Basic and Diluted	$0.09	$0.05	$0.97	$0.06	$0.03	$(0.16)	$(0.21)	$—

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

HIPAA and its implementing regulations establish electronic data transmission standards that all healthcare providers must use for certain electronic healthcare transactions, such as submitting claims for payment for medical services.  HIPAA requires the use of standard code sets for certain diagnoses and procedures known as ICD‑10 code sets.  Use of the ICD‑10 code sets was required beginning October 1, 2015.  During 2015, the Company concluded that it did not have the internal expertise within its current structure to meet the medical record coding and billing compliance requirements under ICD-10.  As such, management outsourced these functions to a third-party service provider as of October 1, 2015.  The Company’s contract with the third-party service provider requires that the third-party service organization provide to the Company, on an annual basis, a Service Organization Control internal control report in accordance with the AICPA Attestation Standards, Section 801,  Reporting on Controls at a Service Organization,  addressing the suitability of the design and operating effectiveness of controls relating to the system and business processing activities performed by the service organization on the Company’s behalf.  The internal control report provided by the service organization was not sufficient for our purposes because it did not specifically address transactions and controls operating from the commencement date of our contract through year end because the scope of the report only covered transactions and controls for the period January 1, 2015 to September 30, 2015, and we did not have other controls in place that were adequate to verify the integrity of the data throughout the process in which patient encounters were coded and billed nor controls over the coding of medical records.  Additionally, internal controls designed to ensure the completeness and accuracy of the patient information transferred to the third-party service provider were not effective.  As a result, the Company could not conclude that controls over the completeness, existence and accuracy of revenue and accounts receivable were operating effectively.  We attempted to implement alternative internal control procedures to verify revenue information received from the third party was complete and accurate; however, we were unable to implement manual controls to compensate for the lack of evidence to support effective controls at our service provider.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.  Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this annual report, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level because of a material weakness described below in Management’s Report on Internal Control over Financial Reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, our management has determined that due to the material weakness described below, our internal control over financial reporting was not effective as of December 31, 2015.

The Company’s risk assessment process failed to design and implement appropriate process level and monitoring controls over revenue billing transactions and related accounts receivable performed by a third-party service provider on our behalf as of December 31, 2015.  Additionally, the Company’s internal control activities designed to ensure revenue transaction data being transferred to the third-party service provider is complete and accurate were not operating effectively as of December 31, 2015.

Although no adjustment was required to our consolidated financial statements, management concluded that there is a reasonable possibility that a material misstatement could occur in revenue and related receivables in the consolidated financial statements if the control deficiencies were not remediated.  Accordingly, management concluded that there is a material weakness in the Company’s internal control over financial reporting and that the Company did not maintain effective internal control over financial reporting as of December 31, 2015.

KPMG LLP has issued an adverse report on the effectiveness of our internal control over financial reporting. This report is included in the Reports of Independent Registered Public Accounting Firms in Item 15.

Planned Remediation of Material Weakness

The third-party service provider is used by the Company to code claims and bill payors using ICD-10 code sets.  As of December 31, 2015, the internal control report provided by the service organization in assessing the effectiveness of its internal control over financial reporting was not sufficient for our purposes since the scope of the report did not include our transactions and data in the environment that was subject to the audit.  To address this issue, the Company plans to obtain an appropriate internal control report from the service organization to meet its reporting needs for the year ended December 31, 2016.  Additionally, the Company will implement appropriate controls over the completeness and accuracy of revenue transaction data exchanged with the third-party service provider.

Changes in Internal Control over Financial Reporting

Other than the controls related to the material weakness described above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(d) under the Exchange Act) that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth, as of December 31, 2015, certain information related to our compensation plans under which our Class A common stock may be issued.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders(1)	30,000	86.80	811,380
Equity compensation plans not approved by stockholders	—	N/A	—

(1)	Relates to the Adeptus Health Inc. 2014 Omnibus Incentive Plan.
(2)	The weighted average exercise price does not include outstanding equity awards that are received or exercised for no consideration.

The additional information required by this item is incorporated by reference to our definitive Proxy Statements for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Financial Statements

(1)	The financial statements filed as a part of this Annual Report on Form 10-K are listed on the index to financial statements.
(b)	Exhibits

See Exhibit Index at the end of this Annual Report on Form 10-K, which is incorporated by reference.

SIGNATURES

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lewisville, State of Texas, on this 29 day of February 2016.

Adeptus Health Inc.

By:	/s/ Thomas S. Hall
Thomas S. Hall
Chairman of the Board, President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Annual Report and Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Thomas S. Hall	Chairman of the Board, Chief Executive
Thomas S. Hall	Officer and Director (Principal Executive Officer)	February 29, 2016

/s/ Timothy L. Fielding	Chief Financial Officer (Principal Financial Officer
Timothy L. Fielding	and Principal Accounting Officer	February 29, 2016

/s/ Richard Covert	Vice-Chairman of the Board, Director	February 29, 2016
Richard Covert

/s/ Daniel W. Rosenberg	Director	February 29, 2016
Daniel W. Rosenberg

/s/ Gregory W. Scott	Director	February 29, 2016
Gregory W. Scott

/s/ Ronald L. Taylor	Director	February 29, 2016
Ronald L. Taylor

/s/ Jeffery S. Vender	Director	February 29, 2016
Jeffery S. Vender

/s/ Steven V. Napolitano	Director	February 29, 2016
Steven V. Napolitano

/s/ Stephen M. Mengert	Director	February 29, 2016
Stephen M. Mengert

EXHIBIT INDEX

Exhibit No.	Description

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

10.20†

Form of Restricted Stock Grant Notice and Restricted Stock Agreement for Executives (incorporated by reference to Exhibit 10.20 of the Registrant’s Annual Report on Form 10-K (File No. 001-36520) filed with the Commission on March 27, 2015).

10.21†

Form of Restricted Stock Grant Notice and Restricted Stock Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.21 of the Registrant’s Annual Report on Form 10-K (File No. 001-36520) filed with the Commission on March 27, 2015).

10.22†

Form of Chairman of the Board Agreement between Adeptus Health Inc. and Richard Covert (incorporated by reference to Exhibit 10.17 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-196142) filed with the Commission on June 12, 2014).

10.23

Operating Agreement of UCHealth Partners LLC, dated as of April 20, 2015, between University of Colorado Health and Adeptus Health Colorado Holdings LLC, each as members of UCHealth Partners LLC, together with the integrated agreements (Portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.4 of the Registrant’s Amendment to the Quarterly Report on Form 10-Q (File No. 001-36520) filed with the Commission on August 3, 2015).

10.24

Amendment to Master Funding and Development Agreement, dated as of April 20, 2015, between MPT Operating Partnership, L.P., Adeptus Health LLC and the other signatories party thereto (incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-1 (File No. 333-203652) filed with the SEC on April 27, 2015).

10.25

Third Amendment and Limited Waiver and Consent to Credit Agreement and Second Amendment to Security and Pledge Agreement, dated as of April 20, 2015, among First Choice ER, LLC and Fifth Street Finance Corp. (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36520) filed with the Commission on July 31, 2015).

10.26

Amendment to Master Funding and Development Agreement, dated as of April 20, 2015, between MPT Operating Partnership, L.P., Adeptus Health LLC and the other signatories party thereto  (incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-1 (File No. 333-203652) filed with the SEC on April 27, 2015).

10.27

Fourth Amendment to Credit Agreement, dated as of May 1, 2015, among First Choice ER, LLC and Fifth Street Finance Corp. (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36520) filed with the Commission on July 31, 2015).

10.28†

Form of Amendment No. 1 to Messrs. Hall’s, Cherrington’s and Fielding’s Amended and Restated Restricted Units Agreements (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36520) filed with the Commission on May 1, 2015).

10.29

Senior Secured Credit Facility, dated as of October 6, 2015, among First Choice ER, LLC, Adeptus Health Inc., the subsidiaries identified therein, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36520) filed with the Commission on October 9, 2015).

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