Form 10-K/A
period 2015-12-31
Adeptus Health Inc.
filed 2016-03-30
CIK 1602367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

Amendment No. 1

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015Commission file number 001-36520

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

Explanatory Note

This Amendment No. 1 to Annual Report on Form 10-K/A amends the Annual Report on Form 10-K for the year ended December 31, 2015 of Adeptus Health Inc. (the "Company"), which was filed with the Securities and Exchange Commission on February 29, 2016. This Form 10-K/A is being filed solely for the purpose of providing separate audited financial statements of UCHealth Partners LLC (“UCHealth Partners,”) which comprise the consolidated balance sheet as of December 31, 2015, and the related consolidated statement of income, consolidated statement of changes in members’ equity and consolidated statement of cash flows for the period from April 20, 2015 through December 31, 2015 in accordance with Rule 3-09 of Regulation S-X. The audited financial statements and Independent Auditor's Report of UCHealth Partners LLC, are filed as Exhibit 99.1 and are included as financial statement schedules in Item 15(c), "Exhibits and Financial Statement Schedules" of this Form 10-K/A. The Company accounts for its interest in UCHealth Partners under the equity method of accounting. The financial statements of UCHealth Partners as of December 31, 2015 and for the period from April 20, 2015 through December 31, 2015 were not available at the time that the Company filed its Annual Report on Form 10-K on February 29, 2016.

The consent of KPMG LLP, independent auditors for the Company, is also filed as an exhibit to this Amendment No. 1 to Annual Report on Form 10-K/A. In addition, this Form 10-K/A includes an updated exhibit index in respect thereof and certifications under Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, this Amendment No. 1 on Form 10-K/A does not update or modify any other information presented in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as originally filed. This Amendment No. 1 does not update or modify in any way the financial position, results of operations, cash flows, equity or related disclosures in the Company's Annual Report on Form 10-K, and does not reflect events occurring after the Form 10-K’s original filing date of February 29, 2016. Accordingly, this Form 10-K/A should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2015 and the other Company filings made with the SEC subsequent to the filing of the Annual Report on Form 10-K for the year ended December 31, 2015.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)Financial Statements

(1)The financial statements filed as a part of this Annual Report on Form 10-K are listed on the index to financial statements.

(b)Exhibits

See Exhibit Index at the end of this Annual Report on Form 10-K, which is incorporated by reference.

(c)Refer to Exhibit 99.1 to this Amendment No 1. to the Annual Report on Form 10-K/A for the separate audited financial statements and related disclosures of UCHealth Partners LLC pursuant to Rule 3-09 of Regulation S-X.

SIGNATURES

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lewisville, State of Texas, on this 30 day of March 2016.

Adeptus Health Inc.

By:	/s/ Thomas S. Hall
Thomas S. Hall
Chairman of the Board, President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Thomas S. Hall	Chairman of the Board, Chief Executive
Thomas S. Hall	Officer and Director (Principal Executive Officer)	March 30, 2016

/s/ Timothy L. Fielding	Chief Financial Officer (Principal Financial Officer
Timothy L. Fielding	and Principal Accounting Officer	March 30, 2016

/s/ Richard Covert	Vice-Chairman of the Board, Director	March 30, 2016
Richard Covert

/s/ Daniel W. Rosenberg	Director	March 30, 2016
Daniel W. Rosenberg

/s/ Gregory W. Scott	Director	March 30, 2016
Gregory W. Scott

/s/ Ronald L. Taylor	Director	March 30, 2016
Ronald L. Taylor

/s/ Jeffery S. Vender	Director	March 30, 2016
Jeffery S. Vender

/s/ Steven V. Napolitano	Director	March 30, 2016
Steven V. Napolitano

/s/ Stephen M. Mengert	Director	March 30, 2016
Stephen M. Mengert

EXHIBIT INDEX

Exhibit No.	Description
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

21.1**	Subsidiaries of the Registrant.
23.1**	Consent of KPMG LLP.
23.2*	Consent of KPMG LLP.
31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.4*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	UCHealth Partners LLC Audited Financial Statements
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

† Management compensatory plan or arrangement.

* Filed herewith.

** Included as like-numbered exhibit to the Company’s Form 10-K filed on February 29, 2016.

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