Form 10-Q
period 2016-03-31
Adeptus Health Inc.
filed 2016-04-29
CIK 1602367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer	☒	Accelerated filer	◻

Non-accelerated filer	◻	Smaller reporting company	◻

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ◻ No ☒

The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding was 14,565,716 as of April 25, 2016.  The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding was 6,507,738 as of April 25, 2016.

ADEPTUS HEALTH INC. and SUBSIDIARIES

FORM 10-Q

GENERAL

Unless the context otherwise indicates or requires, references in this Quarterly Report on Form 10-Q to the “Company,” “we,” “us” and “our” refer to Adeptus Health Inc. and its consolidated subsidiaries.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Such risks, uncertainties and other important factors that could cause actual results to differ include, among others, the risks, uncertainties and factors set forth under Part I., Item 1A.“Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, subsequent filings and in this report, as such risk factors may be updated from time to time in our periodic filings with the SEC, and are accessible on the SEC’s website at www.sec.gov, and also include the following:

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

•	Our ability or the ability of our healthcare system partners to negotiate favorable contracts or renew existing contracts with third-party payors on favorable terms;
•	Significant changes in our payor mix or case mix resulting from fluctuations in the types of cases treated at our facilities;
•	Significant changes in rules, regulations and systems governing Medicare and Medicaid reimbursements;
•	Material changes in IRS revenue rulings, case law or the interpretation of such rulings;
•	Shortages of, or quality control issues with, emergency care-related products, equipment and medical supplies that could result in a disruption of our operations;
•	The intense competition we face for patients, physician use of our facilities, strategic relationships and commercial payor contracts;
•	The fact that we may be subject to significant malpractice and related legal claims;
•	The growth of patient receivables or the deterioration in the ability to collect on those accounts;
•	The impact on us of PPACA, which represents a significant change to the healthcare industry;
•	Ensuring our continued compliance with HIPAA, which could require us to expend significant resources and capital;
•	Our ability to maintain proper and effective internal controls necessary to provide accurate financial statements on a timely basis; and
•	The factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 under Part I, “Item 1 A, Risk Factors.”

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Adeptus Health Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31,	December 31,
	2016	2015
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$3,656	$16,037
Accounts receivable, less allowance for doubtful accounts of $38,880 and $28,818, respectively	77,397	65,954
Other receivables and current assets	38,640	31,532
Medical supplies inventory	5,673	5,167
Total current assets	125,366	118,690
Property and equipment, net	68,303	70,187
Investment in unconsolidated joint ventures	45,605	43,104
Deposits	1,010	1,163
Deferred tax assets	204,491	206,265
Intangibles, net	17,790	18,235
Goodwill	61,009	61,009
Other long-term assets	2,767	2,950
Total assets	$526,341	$521,603
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$28,494	$27,521
Accrued compensation	20,137	23,197
Current maturities of long-term debt	6,910	7,585
Current maturities of capital lease obligations	107	102
Deferred rent	944	858
Total current liabilities	56,592	59,263
Long-term debt, less current maturities	112,141	113,563
Payable to related parties pursuant to tax receivable agreement	191,302	191,302
Capital lease obligations, less current maturities	3,925	3,954
Deferred rent	4,207	3,837
Total liabilities	368,167	371,919
Commitments and contingencies
Shareholders' equity
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized and zero shares issued and outstanding at March 31, 2016	—	—
Class A common stock, par value $0.01 per share; 50,000,000 shares authorized, 14,565,716 and 14,257,187 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	146	143
Class B common stock, par value $0.01 per share; 20,000,000 shares authorized, 6,507,738 and 6,510,738 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	65	65
Additional paid-in capital	86,253	85,457
Retained earnings	10,684	6,323
Total shareholders' equity	97,148	91,988
Non-controlling interest	61,026	57,696
Total equity	158,174	149,684
Total liabilities and shareholders' equity	$526,341	$521,603

The accompanying notes are an integral part of these unaudited financial statements.

Adeptus Health Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except share data)

	Three months ended
	March 31,
	2016	2015
Revenue:
Patient service revenue	$133,288	$95,902
Provision for bad debt	(27,053)	(14,945)
Net patient service revenue	106,235	80,957
Management and contract services revenue	6,534	496
Total net operating revenue	112,769	81,453
Equity in earnings (loss) of unconsolidated joint ventures	2,501	(694)
Operating expenses:
Salaries, wages and benefits	66,815	48,880
General and administrative	16,264	10,464
Other operating expenses	15,013	11,305
Depreciation and amortization	4,371	4,756
Total operating expenses	102,463	75,405
Income from operations	12,807	5,354
Other expense:
Interest expense	(1,826)	(3,274)
Total other expense	(1,826)	(3,274)
Income before provision for income taxes	10,981	2,080
Provision for income taxes	3,118	478
Net income	7,863	1,602
Less: Net income attributable to non-controlling interest	3,330	1,008
Net income attributable to Adeptus Health Inc.	$4,533	$594
Net income per share of Class A common stock:
Basic	$0.32	$0.06
Diluted	$0.32	$0.06
Weighted average shares of Class A common stock:
Basic	14,373,699	9,906,845
Diluted	14,373,699	9,906,845

The accompanying notes are an integral part of these unaudited financial statements.

Adeptus Health Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Adeptus Health Inc.		Non-controlling Interest		Total
	Three months ended		Three months ended		Three months ended
	March 31,		March 31,		March 31,
	2016	2015	2016	2015	2016	2015
Net income	$4,533	$594	$3,330	$1,008	$7,863	$1,602
Other comprehensive income, net of tax:
Unrealized loss on interest rate contract	—	(14)	—	—	—	(14)
Comprehensive income	$4,533	$580	$3,330	$1,008	$7,863	$1,588

The accompanying notes are an integral part of these unaudited financial statements.

Adeptus Health Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)

	Adeptus Health Inc.

					Additional		Total	Non-
	Class A shares		Class B shares		Paid-in	Retained	Shareholders'	Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity	Interest	Equity

Balance, December 31, 2015	14,257,187	$143	6,510,738	$65	$85,457	$6,323	$91,988	$57,696	$149,684
Issuance of Class A restricted stock	318,700	3	—	—	(3)	—	—	—	—
Conversion of Class B common stock	3,000	—	(3,000)	—	—	—	—	—	—
Class A restricted stock withheld on vesting	(13,171)	—	—	—	(587)	—	(587)	—	(587)
Stock-based compensation	—	—	—	—	1,386	—	1,386	—	1,386
Tax distribution to LLC unit holders	—	—	—	—	—	(172)	(172)	—	(172)
Net income	—	—	—	—	—	4,533	4,533	3,330	7,863
Balance, March 31, 2016	14,565,716	$146	6,507,738	$65	$86,253	$10,684	$97,148	$61,026	$158,174

The accompanying notes are an integral part of these unaudited financial statements.

Adeptus Health Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net income	$7,863	$1,602
Adjustments to reconcile net income to net cash used in operating activities:
Loss from the disposal or impairment of assets	2	—
Depreciation and amortization	4,371	4,756
Deferred tax benefit	1,774	255
Amortization of deferred loan costs	193	219
Provision for bad debts	27,053	14,945
Equity in (earnings) loss of unconsolidated joint ventures	(2,501)	694
Stock-based compensation	1,088	549
Changes in operating assets and liabilities:
Restricted cash	—	(3,073)
Accounts receivable	(38,496)	(26,900)
Other receivables and current assets	(7,108)	1,109
Medical supplies inventory	(506)	(126)
Other long-term assets	183	17
Accounts payable and accrued expenses	1,271	(7,004)
Accrued compensation	(3,060)	543
Deferred rent	456	453
Net cash used in operating activities	(7,417)	(11,961)
Cash flows from investing activities:
Deposits	153	675
Proceeds from sale of property and equipment	—	1,517
Capital expenditures	(2,044)	(1,620)
Net cash (used in) provided by investing activities	(1,891)	572
Cash flows from financing activities:
Proceeds from long-term borrowings	14,000	24,000
Payment of deferred loan costs	—	(80)
Payments on borrowings	(16,290)	(642)
Payment of capital lease obligations	(24)	(19)
Tax distribution to LLC Unit holders	(172)	—
Restricted stock forfeited on vesting to satisfy withholding requirements	(587)	—
Net cash (used in) provided by financing activities	(3,073)	23,259
Net (decrease) increase in cash and cash equivalents	(12,381)	11,870
Cash, beginning of period	16,037	2,002
Cash, end of period	$3,656	$13,872

See Note 12 for Supplemental Cash Flow Information

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

Adeptus Health is a leading patient-centered healthcare organization expanding access to high quality emergency medical care through its network of freestanding emergency rooms and partnerships with premier healthcare providers.  In Texas, Adeptus Health or its predecessors began operations in 2002 and owns and operates First Choice Emergency Room.  In Colorado, in partnership with University of Colorado Health, Adeptus Health operates UCHealth Emergency Room.  Together with Dignity Health, the Company operates Dignity Health Arizona General Hospital and freestanding emergency departments in Arizona.  Adeptus Health is the largest network of freestanding emergency rooms in the United States, delivering both major and minor emergency medical services for adult and pediatric patients. Adeptus Health has experienced rapid growth in recent periods, growing from 14 freestanding facilities at the end of 2012 to 88 freestanding facilities and two fully licensed general hospitals as of March 31, 2016. In Texas, the Company’s facilities are currently located in Houston, Dallas/Fort Worth, San Antonio and Austin.  In Colorado, facilities are located in Colorado Springs and Denver.  In Arizona, Dignity Health Arizona General Hospital, a full service general hospital, along with its freestanding emergency departments are located in the Phoenix market.

The Company consolidates the financial results of Adeptus Health LLC and its subsidiaries and records non-controlling interest for the economic interest in Adeptus Health LLC held by the non-controlling unit holders. The non-controlling interest ownership percentage as of March 31, 2016 was 31.5%.

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

These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s December 31, 2015 audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on February 29, 2016.

Adeptus Health Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Reclassifications

As a result of our adoption of Accounting Standards Update (“ASU”) 2015-3, "Simplifying the Presentation of Debt Issuance Costs" (Subtopic 835-30), which requires that debt issuance costs be presented in the balance sheets as a deduction from the carrying amount of the related debt, $3.7 million of debt issuance costs at December 31, 2015 have been reclassified in the condensed consolidated balance sheet from other long-term assets to long-term debt, less current portion.

Accounting Policies and Use of Estimates

The preparation of financial statements in conformity with GAAP requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant accounting policies and estimates include: the useful lives of fixed assets, revenue recognition, allowances for doubtful accounts, leases, reserves for employee health benefit obligations, stock-based compensation, and other contingencies.  Actual results could differ from these estimates. For greater detail regarding these accounting policies and estimates, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Segment and Geographic Information

The Company’s chief operating decision maker is our Chief Executive Officer, who reviews financial information presented on a company-wide basis. As a result, the Company determined that it has a single reporting segment and operating unit structure.

All of the Company’s revenue for the three months ended March 31, 2016 and 2015 was earned in the United States.

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

Adeptus Health Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

hospital facility and freestanding emergency room facilities. As compensation for these services, the Company charges the managed entities a management fee based on a fixed percentage of each entity’s net revenue. The Company also holds minority ownership in these entities.

Net patient service revenue by major payor source for the three months ended March 31, 2016 and 2015 were as follows (in thousands):

	Three months ended
	March 31,
	2016	2015
Commercial	$123,046	$93,256
Self-pay	5,472	1,623
Medicaid	2,434	55
Medicare	1,906	34
Other	430	934
Patient Service Revenue	133,288	95,902
Provision for bad debt	(27,053)	(14,945)
Net Patient Service Revenue	$106,235	$80,957

The Company receives payments from third-party payors that have contracts with the Company or the Company uses MultiPlan arrangements whereby the Company accesses third-party payors at in-network rates. Four major third-party payors accounted for 81.7% and 86.2% of patient service revenue for the three months ended March 31, 2016 and 2015, respectively. These same payors also accounted for 76.2% and 65.9% of accounts receivable as of March 31, 2016 and December 31, 2015, respectively. The following table sets forth the percentage of patient service revenue earned by major payor source:

	Three months ended
	March 31,
	2016	2015
Payor:
United HealthCare	28.7%	27.0%
Blue Cross Blue Shield	23.8	25.6
Aetna	16.0	19.8
Cigna	13.2	13.8
Other	15.0	13.8
Medicaid/Medicare	3.3	—
	100.0%	100.0%

Accounts receivable are reduced by an allowance for doubtful accounts. In establishing the Company's allowance for doubtful accounts, management considers historical collection experience, the aging of the account, the payor classification, and patient payment patterns. Amounts due directly from patients represent the Company's highest collectability risk. There were not any significant changes in the estimates or assumptions underlying the calculation of the allowance for doubtful accounts for the three months ended March 31, 2016 and 2015.

The Company treats anyone that is emergent. Total charity care was approximately 3.6% and 8.8% of patient service revenue for the three months ended March 31, 2016 and 2015, respectively.

Adeptus Health Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense for the three months ended March 31, 2016 and 2015, was approximately $1.4 million and $1.5 million, respectively, and is included as a component of general and administrative expenses within the unaudited condensed consolidated statements of income.

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

Amortization of assets acquired under capital leases is included as a component of depreciation and amortization expense in the accompanying unaudited condensed consolidated statements of income. Amortization is calculated using the straight-line method over the shorter of the useful lives or the term of the underlying lease agreements.

Fair Value of Financial Instruments

The carrying amounts of the Company's financial instruments, including cash, receivables, accounts payable and accrued liabilities approximate their fair value due to their relatively short maturities. At March 31, 2016 and December 31, 2015, the carrying value of the Company's long-term debt was based on the current interest rates and approximates its fair value.

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

Lease Accounting

The Company determines whether to account for its facility leases as operating or capital leases depending on the underlying terms of the lease agreement. This determination of classification is complex and requires significant judgment relating to certain information including the estimated fair value and remaining economic life of the facilities, the Company's cost of funds, minimum lease payments and other lease terms. The lease rates under the Company's lease agreements are subject to certain conditional escalation clauses that are recognized when probable or incurred and are based on changes in the consumer price index or certain operational performance measures. As of March 31, 2016, the Company leased 89 facilities, 88 of which the Company classified as operating leases and one of which the Company classified as a capital lease.

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

Estimated tax expense of approximately $3.1 million and $0.5 million are included in the provision for income taxes in the financial statements for the three months ended March 31, 2016 and 2015, respectively. The Company's estimate of the potential outcome of any uncertain tax positions is subject to management's assessment of relevant risks, facts, and circumstances existing at that time. The Company uses a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

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

Variable Interest Entities

The Company follows the guidance in ASC 810-10-15-14 in order to determine if we are the primary beneficiary of a variable interest entity (“VIE”) for financial reporting purposes.  We consider whether we have the power to direct the activities of the VIE that most significantly impact the economic performance of the VIE and whether we have the obligation to absorb losses or the right to receive returns that would be significant to the VIE. We consolidate a VIE when we are the primary beneficiary of the VIE. At March 31, 2016, the Company determined that it has one joint venture interest which it considers a VIE for which it is not the primary beneficiary.  Accordingly, we account for this investment in joint venture using the equity method.

Investment in Unconsolidated Joint Ventures

Investments in unconsolidated companies in which the Company exerts significant influence but does not control or otherwise consolidate are accounted for using the equity method. As of March 31, 2016, the Company accounted for 16 freestanding facilities associated with our joint venture with UCHealth, one Arizona hospital and its six freestanding departments associated with our joint venture with Dignity Health and the development activity associated with our joint venture with Ochsner Health System in Louisiana and Mount Carmel Health System in Ohio using the equity method. The Company has an ownership interest ranging from 49.9% to 50.1% in these joint ventures.

These investments are included as investment in unconsolidated joint ventures in the accompanying unaudited condensed consolidated balance sheets.

Equity in earnings (loss) of unconsolidated joint ventures consists of (i) the Company’s share of the income (loss) generated from its non-controlling equity investment in one full-service healthcare hospital facility and six freestanding emergency rooms in Arizona, (ii) the Company’s preferred return and its share of the income (loss) generated from its non-controlling equity investment in 16 freestanding emergency rooms in Colorado and (iii) its share of the income (loss) generated from its non-controlling equity investment in the development activity associated with our joint ventures with Ochsner Health System in Louisiana and Mount Carmel Health System in Ohio. Because the operations are central to the Company’s business strategy, equity in earnings of unconsolidated joint ventures is classified as a component of operating income in the accompanying unaudited condensed consolidated statements of income. The Company has contracts to manage the facilities, which results in the Company having an active role in the operations of the facilities and devoting a significant portion of its corporate resources to the fulfillment of these management responsibilities.

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

Adeptus Health Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation: Amendments to the Consolidation Analysis” (Topic 810). This standard modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2015 and requires either a retrospective or a modified retrospective approach to adoption. Early adoption is permitted.   The Company adopted the amendments under ASU 2015-02 on January 1, 2016. The adoption of the standard did not have an impact on the Company’s condensed consolidated financial statements as there was no change to the entities currently consolidated by the Company.

In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs" (Subtopic 835-30), which changes the presentation of debt issuance costs in financial statements. ASU No. 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. ASU No. 2015-03 is effective for annual reporting periods beginning after December 15, 2015. We retrospectively adopted the provisions of ASU 2015-03 as of January 1, 2016. As of December 31, 2015, $3.7 million of debt issuance costs were reclassified in the consolidated balance sheet from other long term assets to long-term debt, less current portion.  The adoption of ASU 2015-03 did not impact our consolidated financial position, results of operations or cash flows.

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

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting”  (Topic 718).  This new standard simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted. The Company is currently assessing the potential impact of the new standard on our consolidated financial statements.

We do not believe any other recently issued, but not yet effective, revisions to authoritative guidance will have a material effect on our condensed consolidated financial position, results of operations or cash flows.

Adeptus Health Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
Leasehold improvements	$73,405	$73,249
Computer equipment	6,230	5,627
Medical equipment	4,757	4,458
Office equipment	5,589	5,445
Automobiles	218	218
Land	6,758	6,758
Construction in progress	1,177	345
Buildings	4,667	4,667
	102,801	100,767
Less accumulated depreciation	(34,498)	(30,580)
Property and equipment, net	$68,303	$70,187

Assets under capital leases totaled approximately $4.2 million as of March 31, 2016 and December 31, 2015, respectively, and were included within the buildings component of net property and equipment. Accumulated depreciation associated with these capital lease assets totaled approximately $0.7 million and $0.6 million as of March 31, 2016 and December 31, 2015, respectively.

NOTE 4—INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

Joint Venture with Dignity Health

On October 22, 2014, the Company announced its expansion into Arizona through a joint venture with Dignity Health, one of the nation’s largest health systems. The partnership started with Dignity Health Arizona General Hospital, a full-service general hospital facility in Laveen, Arizona, and includes providing for additional access to emergency medical care in the Phoenix area. As of March 31, 2016, the joint venture with Dignity Health in Arizona has six freestanding emergency departments in Arizona.

Joint Venture with UCHealth

On April 21, 2015, the Company announced the formation of a joint venture with UCHealth to enhance access to emergency medical care in Colorado.  The Company contributed the 12 existing freestanding emergency rooms it held in Colorado and the related business associated with these facilities to the joint venture.  The contribution of the controlling interest in these facilities and their operations was deemed a change of control for accounting purposes, and as such, the Company recorded a gain of $24.3 million on the contribution of the previously fully owned facilities in June 2014. As of March 31, 2016, the joint venture had 16 freestanding facilities under the UCHealth partnership.

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

Adeptus Health Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Joint Venture with Ochsner Health System

In September 2015, the Company announced the formation of a new partnership with New Orleans-based Ochsner Health System to enhance access to emergency medical care in Louisiana. The joint venture will include a hospital and multiple freestanding emergency departments in locations still to be determined. This joint venture did not have operations during the period ended March 31, 2016.

Joint Venture with Mount Carmel Health System

In February 2016, the Company announced its expansion into Ohio and a new partnership with Mount Carmel Health System. The partnership will construct and operate freestanding emergency rooms in the Columbus area. This joint venture did not have operations during the period ended March 31, 2016.

The Company accounts for each of these joint ventures under the equity method of accounting as an investment in unconsolidated joint ventures, as the Company’s level of influence is significant but does not reach the threshold of controlling the entity.

Summarized unaudited financial information for the Company’s equity method investees is as follows (in thousands):

	Three months ended
	March 31,
	2016	2015
Total net operating revenue	$34,136	$3,006
Total operating expenses	29,096	4,392
Income (loss) from operations	$5,040	$(1,386)

	March 31,	December 31,
Balance sheet information:	2016	2015
Current assets	$35,568	$25,646
Noncurrent assets	19,347	17,454
Current liabilities	27,330	20,774
Noncurrent liabilities	1,883	1,637

Our investment in unconsolidated joint ventures consists of the following (in thousands):

	March 31,	December 31,
	2016	2015
Beginning balance	$43,104	$2,100
Share of income	2,501	8,927
Initial investment	—	12,027
Gain on contribution	—	24,250
Distributions	—	(4,200)
Investment in unconsolidated joint ventures	$45,605	$43,104

Adeptus Health Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes the change in goodwill during the three months ended March 31, 2016 (in thousands):

Balance at December 31, 2015	$61,009
Adjustments	—
Balance at March 31, 2016	$61,009

The following table summarizes the change in intangible assets during the three months ended March 31, 2016 (in thousands):

	Noncompete	Trade	Domain
	Agreements	Names	Names	Total
Balance at December 31, 2015	$1,335	$9,300	$7,600	$18,235
Additions	—	—	—	—
Amortization	(445)	—	—	(445)
Balance at March 31, 2016	$890	$9,300	$7,600	$17,790

NOTE 6—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company used an interest rate cap agreement with notional amount totaling $37.5 million to manage its exposure related to changes in interest rates on the Senior Secured Credit Facility. See Note 8 (Debt) for more information  This agreement had the economic effect of capping the LIBOR variable component of the Company's interest rate at a maximum of 3.00% on an equivalent amount of the Company's Term Loan debt. The cap agreement did not contain credit-risk contingent features. In October 2015, the Company extinguished the debt related to the Senior Secured Credit Facility, and reclassified losses of $0.1 million from accumulated other comprehensive income into earnings. The interest rate cap agreement was terminated on January 4, 2016. The Company has not engaged in hedging activity related to the New Credit Facility.

NOTE 7—ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
Accounts payable	$13,179	$13,600
Accrued expenses	7,860	7,297
Accrued tax distribution to LLC Unit holders	4,246	4,246
Other	3,209	2,378
Total accounts payable and accrued expenses	$28,494	$27,521

Adeptus Health Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—DEBT

The components of debt consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
Term loan	$121,875	$123,438
Other financing agreements	660	1,388
Total debt principal outstanding	122,535	124,826
Deferred financing fees	(3,484)	(3,678)
	119,051	121,148
Less current maturities	(6,910)	(7,585)
	$112,141	$113,563

On October 31, 2013, the Company entered into a Senior Secured Credit Facility (the “Facility”) for a $75.0 million term loan which matured on October 31, 2018. The Facility included an additional $165.0 million delayed draw term loan commitment, which expired in April 2015, and a $10.0 million revolving commitment that matured on October 31, 2018. All of the Company's assets were pledged as collateral under the Facility. The borrowing under the Facility was used by the Company to provide financing for working capital, capital expenditures and for new facility expansion and replaced an existing credit facility.

On June 11, 2014, the Company amended the Facility to, among other things, provide for a borrowing under the delayed draw term loan in an aggregate principal amount of up to $75.0 million, $60.0 million in principal amount of which was used to make specified distributions and up to $10.0 million in principal amount which was used to repay certain revolving loans.  On June 11, 2014, the Company drew $75.0 million and made the $60.0 million dividend distribution on June 24, 2014.

On April 20, 2015, the Company amended the Facility to, among other things, increase the maximum aggregate amount permitted to be funded by MPT under the MPT Agreements to $500.0 million. In April 2015, the Company drew $30.0 million on the delayed draw term loan prior to its expiration

Borrowings under the Facility bore interest, at our option, at a rate equal to an applicable margin over (a) a base rate determined by reference to the highest of (1) the prime rate, (2) the federal funds effective rate plus 0.50% and (3) LIBOR for an interest period of one month plus 1%, or (b) LIBOR for the applicable interest period. The margin for the Facility was 6.50% in the case of base rate loans and 7.50% in the case of LIBOR loans. The Facility included an unused line fee of 0.50% per annum on the revolving commitment and delayed draw term loan commitment, a draw fee of 1.0% of the principal amount of each borrowing on the delayed draw term loan and an annual Agency fee of $0.1 million..

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

Adeptus Health Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Borrowings under the New Facility bear interest, at our option, at a rate equal to an applicable margin over (a) a base rate determined by reference to the highest of (1) the prime rate, (2) the federal funds effective rate plus 0.50% and (3) LIBOR for an interest period of one month plus 1%, or (b) LIBOR for the applicable interest period. The applicable margin for the New Facility ranges, based on our consolidated net leverage ratio, from 2.25% to 3.00% in the case of base rate loans and from 3.25% to 4.00% in the case of LIBOR loans. The New Facility includes an unused line fee ranging, based on our consolidated net leverage ratio, from 0.40% to 0.50% per annum on the revolving commitment. The Company had $39.8 million available under the revolving commitment at March 31, 2016, subject to certain debt covenants. During the three months ended March 31, 2016, the Company made mandatory principal payments under the New Facility of $1.6 million.

The net carrying amount of deferred financing fees capitalized in connection with the New Facility were approximately $3.5 million and $3.7 million, respectively, as of March 31, 2016 and December 31, 2015, which are included as a deduction to long-term debt, less current maturities in the accompanying condensed consolidated balance sheets. The Company retrospectively adopted ASU 015-03, "Simplifying the Presentation of Debt Issuance Costs" (Subtopic 835-30), wherein the accompanying consolidated statements of financial condition have been adjusted to reflect the period specific effects of applying the new guidance. After retrospectively applying the new guidance, the Company reclassified approximately $3.7 million in deferred financing fees as of December 31, 2015 previously included within other long-term assets to long-term debt, less current maturities in the accompanying condensed consolidated balance sheets.  Amortization expense related to the deferred financing fees was approximately $0.2 million for each of the three months ended March 31, 2016 and 2015. Amortization expense is included within interest expense in the accompanying condensed consolidated statements of income.

The Facility contains certain affirmative covenants, negative covenants, and financial covenants which are measured on a quarterly basis. As of March 31, 2016, the Company was in compliance with all covenant requirements.

In 2015, the Company entered into finance agreements totaling approximately $2.4 million to finance the renewal of certain insurance policies. The finance agreements have fixed interest rates ranging between 2.49% and 3.50% with principal being repaid over 9 to 11 months.

NOTE 9—TRANSACTIONS WITH RELATED PARTIES

The Company made payments to a significant shareholder of the Company for management services related to an advisory services agreement and reimbursement of certain expenses. The total amount paid to this related party was approximately $10,000 and $2,000 for the three months ended March 31, 2016 and 2015, respectively.

The Company made payments for contractor services to various related-party vendors, which totaled approximately $26,000 and $29,000 for the three months ended March 31, 2016 and 2015, respectively.

NOTE 10—EMPLOYEE BENEFIT PLANS

The Company provides a 401(k) savings plan to all employees who have met certain eligibility requirements, including performing one month of service with the Company. The 401(k) plan permits matching and discretionary employer contributions. During the three months ended March 31, 2016 and 2015, the Company contributed approximately $1.7 million and $0.9 million to the 401(k) Plan for 2015 and 2014 matching contributions, respectively.

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

Insurance Arrangements

The Company is self-insured for employee health benefits. Accruals for losses are provided based upon claims experience and actuarial assumptions, including provisions for incurred but not reported losses. At March 31, 2016 and December 31, 2015, the Company has an accrual of approximately $1.0 million and $0.8 million, respectively, for incurred but not reported claims, which is included in accrued compensation within the condensed consolidated balance sheets.

The Company is insured for worker's compensation claims up to $1.0 million per accident and per employee with a policy limit of $1.0 million. The Company submits periodic payments to its insurance broker based upon estimated payroll. Worker's compensation expense for each of the three months ended March 31, 2016 and 2015 was approximately $0.1 million. The Company is insured for professional liability claims up to $1.0 million per incident and $3.0 million per facility with an aggregate policy limit of $20.0 million.

Leases

The Company leases certain medical facilities and equipment under various noncancelable operating leases. In June 2013, the Company entered into an initial MPT Agreement (the “Initial MPT Agreement”) with an affiliate of Medical Properties Trust (“MPT”) to fund future facility development and construction.

In July 2014, the Company entered into an additional Master Funding and Development Agreement (the “Additional MPT Agreement” and, together with the Initial MPT Agreement, the “MPT Agreements”) with MPT to fund future new freestanding emergency rooms and hospitals. This agreement is separate from and in addition to the Initial MPT Agreement. All other material terms remain consistent with the Initial MPT Agreement.

The lessor to the MPT Agreement will acquire parcels of land, fund the ground-up construction of new freestanding emergency room facilities and lease the facilities to the Company upon completion of construction. Under the terms of the MPT Agreements, as amended, the lessor is to fund all hard and soft costs, including the project purchase price, closing costs and pursuit costs for the assets relating to the construction of a fixed number of facilities with a maximum aggregate funding of $500.0 million. Each completed project will be leased for an initial term of 15 years, with three 5-year renewal options. The Company follows the guidance in ASC 840, Leases, and ASC 810, Consolidation, in evaluating the lease as a build-to-suit lease transaction to determine whether the Company would be considered the accounting owner of the facilities during the construction period. In applying the accounting guidance, the Company concluded that the one facility completed in 2013 under this arrangement qualified for capitalization.

In addition to the MPT Agreements, the Company has entered into similar agreements with certain developers to fund and lead the development efforts on the construction of future facilities. As of March 31, 2016, the Company had total receivables of $13.5 million from the lessor to the MPT agreements and certain other developers for soft costs incurred for facilities currently under development.

Adeptus Health Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company leases approximately 80,000 square feet for its corporate headquarters. Lease expense associated with this lease was $0.4 million for the three months ended March 31, 2016 and 2015, respectively. In November 2015, the Company extended the lease term through April 2021 for its corporate headquarters.

Future minimum lease payments required under noncancelable operating leases and future minimum, capital lease payments as of March 31, 2016 were as follows (in thousands):

	Capital	Operating
Years ending December 31,	leases	leases
2016 (9 months)	$400	$40,034
2017	543	51,590
2018	554	47,280
2019	565	40,369
2020	577	37,479
Thereafter	4,936	357,392
Total future minimum lease payments	$7,575	$574,144
Less: Amounts representing interest	(3,543)
Present value of minimum lease payments	4,032
Current portion of capital lease obligations	107
Long-term portion of capital lease payments	$3,925

Rent expense totaled approximately $10.0 million and $7.1 million for the three months ended March 31, 2016 and 2015, respectively and is included as a component of other operating expenses within the unaudited condensed consolidated statements of income.  The Company has sublease agreements with the joint ventures in Arizona and Colorado, under which the Company subleases certain freestanding emergency room facilities, ground leases and equipment leases to the joint ventures.  Under these agreements, the Company received $4.6 million and $0.7 million during the three months ended March 31, 2016 and 2015, respectively, as rental income which is accounted for as a reduction of rent expense.

Future rental income associated with the sublease agreements as of March 31, 2016 were as follows (in thousands):

Rental
Years ending December 31,	Income
2016 (9 months)	$12,526
2017	16,714
2018	15,656
2019	13,516
2020	12,893
Thereafter	135,367
Total future rental income	$206,672

Adeptus Health Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information and supplemental noncash activities consisted of the following for the three months ended March 31 (in thousands):	March 31, 2016	March 31, 2015
Supplemental cash flow information:
Interest paid	$1,632	$2,897
Taxes paid	127	—

NOTE 13—STOCK BASED COMPENSATION

In connection with the initial public offering, the Company’s Board of Directors adopted the Adeptus Health Inc. 2014 Omnibus Incentive Plan (the “2014 Plan”).  The Omnibus Incentive Plan provides for the granting of stock options, restricted stock and other stock-based or performance-based awards to directors, officers, employees, consultants and advisors of the Company and its affiliates. The total number of shares of Class A common stock that may be issued under the Omnibus Incentive Plan is 1,033,500.  At March 31, 2016, 540,820 stock-based awards had been issued under the Omnibus Incentive Plan (excluding forfeitures) and 492,680 stock-based awards remained available for equity grants.

During the three months ended March 31, 2016, the Company issued 112,644 time-based restricted shares of Class A common stock. The fair value of these restricted shares of Class A common stock ranged from $54.67 to $56.92 per share, and these shares vest over a period of one to three years. In addition, the Company issued 206,056 performance-based restricted shares of Class A common stock.  The fair value of these shares ranged from $56.17 to $56.92 per share. The vesting of these performance-based shares is contingent upon meeting specified performance targets over a three year period. The Company did not recognize expense for these performance –based shares for the period ending March 31, 206 as vesting is not considered probable.

During the three months ended March 31, 2015, the Company issued, net of forfeitures, 140,484 restricted shares of Class A common stock. The fair value of these restricted shares of Class A common stock issued during the three months ended March 31, 2015 was $35.03 to $37.40 per share, and these shares vest over a period of one to four years.

The Company also has one legacy equity-compensation plan, under which it has issued agreements awarding incentive units (restricted units) in the Company to certain employees and non-employee directors. In conjunction with the Reorganization Transactions, these restricted units were replaced with LLC Units with consistent restrictive terms. The restricted units are subject to such conditions as continued employment, passage of time and/or satisfaction of performance criteria as specified in the agreements. The restricted units vest over 3 to 4 years from the date of grant. The Company used a waterfall calculation, based on the capital structure and payout of each class of debt and equity, and a present value pricing model less marketability discount to determine the fair values of the restricted units. The Company did not issue any incentive units under the legacy plan during the three months ended March 31, 2016 and 2015.

The Company recorded compensation expense of $1.1 million and $0.4 million, adjusted for forfeitures, during the three months ended March 31, 2016 and 2015, respectively, related to restricted units, restricted stock  and stock options with time-based vesting schedules. Compensation expense for the value of the portion of the time-based restricted unit that is ultimately expected to vest is recognized using a straight-line method over the vesting period, adjusted for forfeitures.  On February 18, 2015, our Board of Directors accelerated the vesting of all performance-based

Adeptus Health Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

units outstanding at that time. As a result of the acceleration, the Company recognized $0.1 million of additional stock-based compensation expense for the three months ended March 31, 2015.

As of March 31, 2016, $9.0 million of total unrecognized compensation costs for unvested awards, net of estimated forfeitures, was expected to be recognized over a weighted average period of 2.2 years.

NOTE 14—INCOME TAXES

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

The Company’s deferred tax assets of $204.5 million are composed of $202.0 million due to the underlying basis difference in Adeptus Health LLC established upon exchanges of LLC Units to Class A common stock and the liability associated with the tax receivable agreement and $2.5 million related to other temporary differences.

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

As of March 31, 2016, the Company has recorded an estimated payable pursuant to the tax receivable agreement of $191.3 million related to exchanges of LLC Units in connection with public offerings and other exchanges that are expected to give rise to certain tax benefits in the future.

NOTE 15—NET INCOME PER SHARE

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

Adeptus Health Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the computation of basic and diluted net income per common share (in thousands, except share and per share data):

	Three months ended
	March 31,
	2016	2015
Numerator
Net income attributable to Adeptus Health Inc.	$4,533	$594

Denominator:
Denominator for basic net income per Class A common share-weighted average shares	14,373,699	9,906,845

Effect of dilutive securities:
Restricted shares	—	—

Denominator for diluted net income per Class A common share-weighted average shares	14,373,699	9,906,845

Net income attributable to Adeptus Health Inc. per Class A common share - Basic	$0.32	$0.06

Net income attributable to Adeptus Health Inc. per Class A common share - Diluted	$0.32	$0.06

The shares of Class B common stock do not share in the earnings or losses of Adeptus Health Inc. and are therefore not participating securities. Accordingly, basic and diluted net loss per share of Class B common stock has not been presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial position should be read in conjunction with the respective condensed consolidated financial statements and related footnotes of Adeptus Health Inc. included in Part I of this Quarterly Report on Form 10-Q, as well as our consolidated audited financial statements and related notes included in our 2015 Annual Report on Form 10-K. This discussion contains forward-looking statements that are subject to known and unknown risks and uncertainties. Actual results and the timing of events may differ significantly from those expressed or implied in such forward-looking statements due to a number of factors, including those discussed in the section herein entitled “Forward Looking Statements” and in the section of the 2015 Annual Report on Form 10-K  entitled Part I, "Item 1.A. Risk Factors.”

Overview

We are a patient-centered healthcare organization providing emergency medical care through the largest network of freestanding emergency rooms in the United States and partnerships with leading healthcare systems. We own and operate First Choice Emergency Rooms in Texas and UCHealth Emergency Rooms in partnership with University of Colorado Health in Colorado.  Together with Dignity Health, we also operate Dignity Health Arizona General Hospital and freestanding emergency departments in Arizona.  Adeptus Health is the largest and oldest network of freestanding emergency rooms in the United States. We have experienced rapid growth in recent periods, growing from 14 freestanding facilities at the end of 2012 to 88 freestanding facilities and two fully licensed general hospitals at March 31, 2016. We own and/or operate facilities currently located in the Houston, Dallas/Fort Worth, San Antonio and Austin, Texas markets, as well as in the Colorado Springs and Denver, Colorado and Phoenix, Arizona markets. In the Arizona and Dallas/Fort Worth markets, each of the freestanding facilities are outpatient departments of our hospitals in those markets.

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

Joint Venture with Dignity Health

On October 22, 2014, we announced our expansion into Arizona through a joint venture with Dignity Health, one of the nation’s largest health systems. As of March 31, 2016, the partnership includes Dignity Health Arizona General Hospital, a full-service healthcare hospital facility in Phoenix Arizona and six freestanding emergency departments. The hospital received its CMS certification from the Joint Commission on January 30, 2015. Department of Health and Human Services’ Centers for Medicare and Medicaid Services, or CMS, certification allows us to receive reimbursement for services provided to Medicare and Medicaid patients of the hospital. Dignity Health Arizona Health Hospital is a full-service healthcare hospital facility, licensed by the state as a general hospital.  Spanning 39,000 square feet, the hospital has 16 inpatient rooms, two operating rooms for inpatient and outpatient surgical procedures, an emergency department, a high-complexity laboratory and a full radiology suite. Patients have full access to the Dignity Health area facilities and physicians, and the hospital provides Phoenix-area residents with 24/7 access to emergency medical care.

Joint Venture with University of Colorado Health

On April 21, 2015, we announced a new partnership with University of Colorado Health, or UCHealth, to improve access to high-quality and convenient emergency medical care in Colorado. Under the partnership, UCHealth holds a majority stake in our freestanding emergency rooms throughout Colorado Springs, northern Colorado and the Denver metro area.  The Company contributed the 12 existing freestanding emergency rooms it held in Colorado, which have since been rebranded as UCHealth emergency rooms, and the related business associated with these facilities to the joint venture. The partnership will also include hospital locations planned for Colorado Springs and Denver.

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

First Texas Hospital

On November 4, 2015, the Company opened a full-service hospital facility in Carrollton, Texas, a suburb of the Dallas/Fort Worth Metroplex. This facility received its CMS certification from the Joint Commission on November 4, 2015. Department of Health and Human Services’ Centers for Medicare and Medicaid Services, or CMS, certification allows us to receive reimbursement for services provided to Medicare and Medicaid patients of the hospital and its freestanding emergency departments in the Dallas/Fort Worth market. First Texas Hospital is a full-service healthcare hospital facility, licensed by the state as a general hospital.  Spanning 77,000 square feet, the hospital has 50 inpatient rooms, three operating rooms for inpatient and outpatient surgical procedures, an emergency department, a high-complexity laboratory and a full radiology suit.

Industry Trends

The emergency room remains a critical access point for millions of Americans who experience sudden serious illness or injury in the United States each year. The availability of that care is under pressure and threatened by a wide range of factors, including shrinking capacity and an increasing demand for services. According to AHA, from 1992 to

2012, the number of emergency room visits increased by 46.7%, while the number of emergency departments decreased by 11.4%. The number of emergency room visits exceeded 130 million in 2012, or approximately 247 visits per minute.

Factors affecting access to emergency care include availability of emergency departments, capacity of emergency departments, and availability of staffing in emergency departments. ACEP's National Report Card on U.S. emergency care rates the access to emergency care category with a near-failing grade of "D-" and a grade of "D+" for the overall emergency room system. As the largest operator of freestanding emergency rooms, we believe we are an essential part of the solution, providing access to high-quality emergency care and offering a significantly improved patient experience.

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

Patient service revenue before the provision for bad debt by major payor source for the periods indicated is as follows (in thousands):

	Three months ended
	March 31,
	2016	2015
Commercial	$123,046	$93,256
Self-pay	5,472	1,623
Medicaid	2,434	55
Medicare	1,906	34
Other	430	934
Patient Service Revenue	133,288	95,902
Provision for bad debt	(27,053)	(14,945)
Net Patient Service Revenue	$106,235	$80,957

Four major third-party payors accounted for 81.7% and 86.2% of our patient service revenue for the three months ended March 31, 2016 and 2015, respectively. These same payors also accounted for 76.2% and 65.9% of our accounts receivable as of March 31, 2016 and December 31, 2015, respectively. The following table presents a breakdown by major payor source of the percentage of net patient revenues for the periods indicated:

	Three months ended
	March 31,
	2016	2015
Payor:
United HealthCare	28.7%	27.0%
Blue Cross Blue Shield	23.8	25.6
Aetna	16.0	19.8
Cigna	13.2	13.8
Other	15.0	13.8
Medicaid/Medicare	3.3	—
	100.0%	100.0%

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

Self-Pay

Self-pay consists of out-of-pocket payments for treatments by patients not otherwise covered by third-party payors. For the three months ended March 31, 2016 and 2015, self-pay payments accounted for 4.1% and 1.7% of our patient service revenue, respectively.

Charity Care

Charity care consists of the write-off of all charges associated with patients who are treated but do not have commercial insurance or the ability to self-pay. For the three months ended March 31, 2016 and 2015, charity care write-offs represented 3.6% and 8.8% of our patient service revenue, respectively.

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

Systemwide Same-Store Revenue

We begin comparing systemwide same-store revenue for a new facility on the first day of the 16th full fiscal month following the facility's opening, which is when we believe systemwide same-store comparison becomes meaningful. When a facility is relocated, we continue to include revenue from that facility in systemwide same-store revenue. Systemwide same-store revenue allows us to evaluate how our facility base is performing by measuring the change in period-over-period net revenue in facilities that have been open for 15 months or more. Various factors affect systemwide same-store revenue, including outbreaks of illnesses, changes in marketing and competition. Opening new facilities is an important part of our growth strategy. For the three months ended March 31, 2016, our systemwide same-store revenue grew by 12.8% to $78.6 million from $69.7 million for the three months ended March 31, 2015. These new facilities, within 15 months after opening, generally have historically generated approximately $5.0 million to $6.0 million in annual net revenue and on average have historically incurred approximately $3.6 million to $4.0 million in annual operating expenses. On that basis, our average annual estimated operating income, excluding depreciation and amortization, for such facilities has historically been between $1.0 million and $2.0 million, which would represent a facility operating margin, excluding depreciation and amortization, of between approximately 28% and 33%. As we continue to pursue our growth strategy, we anticipate that a significant percentage of our revenue will come from stores not yet included in our systemwide same-store revenue calculation.

Systemwide Net Patient Services Revenue

The revenues and expenses of equity method facilities are not directly included in our consolidated GAAP results. Only the (i) Company’s share of the income (loss) generated from its non-controlling equity investment in one full-service healthcare hospital facility and six freestanding emergency rooms in Arizona, and (ii) the Company’s preferred return and its share of the income (loss) generated from its non-controlling equity investment in 16 freestanding emergency rooms in Colorado is reported on a net basis in the line item Equity in earnings (loss) of unconsolidated joint ventures. Because of this, management supplementally focuses on non-GAAP systemwide results, which measure results from all our facilities, including revenues from our consolidated facilities and our equity method facilities (without adjustment based on our percentage of ownership). Systemwide net patient services revenue is a non-GAAP measure of our financial performance, as it includes revenue from our unconsolidated facilities as if they were consolidated, and should not be considered as an alternative to net patient service revenue as a measure of financial performance, or any other performance measure derived in accordance with GAAP. We believe the presentation of systemwide net patient service revenue provides supplemental information regarding our financial performance as it includes revenue earned by all of our affiliated facilities, regardless of consolidation.

For the three months ended March 31, 2016, systemwide net patient services revenue grew by 67.2% to $140.4 million for the three months ended March 31, 2016, from $84.0 million for the three months ended March 31, 2015. The growth in systemwide net patient services revenue was primarily attributable to the impact of increased patient volumes from the expansion of the number of freestanding facilities from 62 to 88 and annual gross charge increases, coupled with opening of hospitals in Arizona and Texas. For the three months ended March 31, 2016, systemwide patient volume grew by 92.1% to 91,075 compared to 47,402 for the three months ended March 31, 2015.

The following table sets forth a reconciliation of our systemwide net patient services revenue for the periods indicated (in thousands):

	Three months ended
	March 31,
	2016	2015
Net Patient Services Revenue:
Consolidated facilities(1)	$106,235	$80,957
Unconsolidated joint ventures	34,125	3,004
Systemwide net patient services revenue	$140,360	$83,961

(1)	Net patient services revenue from our Colorado facilities is included as consolidated facilities revenue until consummation of the UCHealth joint venture on April 20, 2015.

Adjusted EBITDA

We define Adjusted EBITDA as net income before interest, taxes, depreciation, and amortization, further adjusted to eliminate the impact of certain additional items, including facility pre-opening expenses, stock compensation expense, costs associated with our  public offerings, and other non-recurring costs, losses or gains that we do not consider in our evaluation of ongoing operating performance from period to period. Adjusted EBITDA is included in this Quarterly Report on Form 10-Q because it is a key metric used by management to assess our financial performance. We use Adjusted EBITDA to supplement GAAP measures of performance in order to evaluate the effectiveness of our business strategies, to make budgeting decisions and to compare our performance against that of other peer companies using similar measures. Adjusted EBITDA is also frequently used by analysts, investors and other interested parties to evaluate companies in our industry.

Adjusted EBITDA is a non-GAAP measure of our financial performance and should not be considered as an alternative to net income as a measure of financial performance, or any other performance measure derived in accordance with GAAP, nor should it be construed as an inference that our future results will be unaffected by unusual or other items. In evaluating Adjusted EBITDA, you should be aware that in the future we will incur expenses that are the same as or similar to some of the adjustments in this presentation, such as preopening expenses, stock compensation expense, and other adjustments. Additionally, Adjusted EBITDA is not intended to be a measure of free cash flow for management's discretionary use, as it does not reflect certain cash requirements such as tax payments, debt service requirements, capital expenditures, facility openings and certain other cash costs that may recur in the future. Adjusted EBITDA contains certain other limitations, including the failure to reflect our cash expenditures, cash requirements for working capital needs and cash costs to replace assets being depreciated and amortized. Management compensates for these limitations by supplementally relying on our GAAP results in addition to using Adjusted EBITDA. Our presentation of Adjusted EBITDA is not necessarily comparable to other similarly titled captions of other companies due to different methods of calculation.

The following table sets forth a reconciliation of our Adjusted EBITDA to net income using data derived from our condensed consolidated financial statements for the periods indicated (in thousands):

	Three months ended
	March 31,
	2016	2015
Net income	$ 7,863	$ 1,602
Depreciation and amortization(a)	4,808	4,756
Interest expense(b)	1,826	3,274
Provision for income taxes	3,118	478
Preopening expenses(c)	1,941	2,099
Stock compensation expense(d)	1,088	549
Duplicative billing effort (e)	208	—
Other(f)	887	505
Total adjustments	13,876	11,661
Adjusted EBITDA	$ 21,739	$ 13,263

(a)	Includes the Company’s proportionate share of depreciation and amortization related to its joint ventures.
(b)	Consists of interest expense and fees of $1.8 million and $3.3 million for the three months ended March 31, 2016 and 2015, respectively.
(c)	Includes labor, marketing costs and occupancy costs prior to opening facilities and hospital losses prior to obtaining Medicare certification.
(d)	Stock compensation expense associated with grants of management incentive units.
(e)	Consists of duplicative costs, including salaries, stay bonuses, and contract labor, incurred during the transition to outsource billing services for the ICD-10 conversion.
(f)

For the three months ended March 31, 2016, we incurred costs to develop long-term strategic goals and objectives totaling $0.9 million. For the three months ended March 31, 2015, we incurred terminated real-estate development costs totaling approximately $32,000 and costs to develop long-term strategic goals and objectives totaling $0.5 million.

Results of Operations

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

The following table summarizes our results of operations for the three months ended March 31, 2016 and 2015 (in thousands):

	Three months ended March 31,
					Percentage of
			Change from prior		net patient
			period		service revenue
	2016	2015	$	%	2016	2015
Statement of Operations Data:
Revenue
Patient service revenue	$133,288	$95,902	$37,386	39.0%
Provision for bad debt	(27,053)	(14,945)	(12,108)	81.0
Net patient service revenue	106,235	80,957	25,278	31.2	100%	100%
Management and contract services revenue	6,534	496	6,038	—	6.2	0.6
Total net operating revenue	112,769	81,453	31,316	38.4	106.2	100.6
Equity in earnings (loss) of unconsolidated joint ventures	2,501	(694)	3,195	—	2.4	(0.9)
Operating expenses:
Salaries, wages and benefits	66,815	48,880	17,935	36.7	62.9	60.4
General and administrative	16,264	10,464	5,800	55.4	15.3	12.9
Other operating expenses	15,013	11,305	3,708	32.8	14.1	14.0
Depreciation and amortization	4,371	4,756	(385)	(8.1)	4.1	5.9
Total operating expenses	102,463	75,405	27,058	35.9	96.4	93.1
Income from operations	12,807	5,354	7,453	139.2	12.1	6.6
Other expense:
Interest expense	(1,826)	(3,274)	1,448	(44.2)	(1.7)	(4.0)
Total other expense	(1,826)	(3,274)	1,448	(44.2)	(1.7)	(4.0)
Income before provision for income taxes	10,981	2,080	8,901	427.9	10.3	2.6
Provision for income taxes	3,118	478	2,640	552.3	2.9	0.6
Net income	$7,863	$1,602	$6,261	390.8%	7.4%	2.0%

Overall

Our results for the three months ended March 31, 2016 reflect a 38.4% increase in net operating revenue to $112.8 million and net income of $7.9 million compared to net income of $1.6 million for the three months ended March 31, 2015. The increase in net income is primarily attributable to an increase of $31.3 million in net operating revenue, a $3.2 million increase in equity in earnings of unconsolidated joint ventures and a $1.4 million decrease in interest expense. This increase was partially offset by a $27.1 million increase in salaries, wages, benefits and other costs related to our growth initiatives and the impact of taxes on higher earnings.

Revenue

Patient Service Revenue

Patient service revenue increased by $37.4 million, or 39.0%, to $133.3 million for the three months ended March 31, 2016, from $95.9 million for the three months ended March 31, 2015. This increase was primarily attributable to the impact of patient volumes from both existing and new consolidated freestanding facilities and annual gross charge increases, offset by the deconsolidation of our Colorado locations due to the UCHealth joint venture.

Provision for Bad Debt

Our provision for bad debt increased by $12.1 million to $27.1 million for the three months ended March 31, 2016, from $14.9 million for the three months ended March 31, 2015. This increase was primarily attributable to a shift in payor mix from third-party payors to patients, coupled with bad debts associated with revenue generated from the expansion of the number of consolidated freestanding facilities.

Net Patient Service Revenue

As a result of the factors described above, our net patient service revenue increased by $25.3 million, or 31.2%, to $106.2 million for the three months ended March 31, 2016, from $81.0 million for the three months ended March 31, 2015.

Management and Contract Services Revenue

Management and contract services revenue was $6.5 million for the three months ended March 31, 2016 compared to $0.5 million for the three months ended March 31, 2015. The increase is a result of our management and contract services agreement associated with our joint venture agreements.

Equity in Earnings (Loss) of Unconsolidated Joint Ventures

Equity in earnings (loss) of joint ventures consists of our 49.9% share of earnings (losses) generated from our non-controlling equity investments. Our equity in earnings (losses) of unconsolidated joint ventures increased by $3.2 million to $2.5 million for the three months ended March 31, 2016 from a loss of approximately $0.7 million for the three months ended March 31, 2015. The increase is attributable to earnings generated from our non-controlling equity investments in Colorado and Arizona.

Operating Expenses

Salaries, Wages and Benefits

Salaries, wages and benefits increased by $17.9 million to $66.8 million for the three months ended March 31, 2016, from $48.9 million for the three months ended March 31, 2015. This increase was primarily attributable to our continued efforts to support new facility growth, including $11.9 million for physician labor, which includes both owned and managed facilities as we provide physician services to each facility, $3.0 million related to staffing at facilities, $2.5 million related to corporate staffing and $0.5 million in stock compensation expense.

General and Administrative

General and administrative expenses increased by $5.8 million to $16.3 million for the three months ended March 31, 2016, from $10.5 million for the three months ended March 31, 2015. This increase was primarily attributable to an increase of $1.0 million in facility utilities, insurance and property taxes, $1.6 million in legal and accounting expenses associated with opening new facilities and Sarbanes-Oxley compliance, $1.7 million of costs related to outsourcing billing and collection services due to ICD-10 compliance, $0.5 million in travel expenses associated with increased headcount and the opening of new facilities outside of the Dallas/Fort Worth market and $1.0 million in other corporate expenses, offset by the deconsolidation of costs attributable to joint ventures.

Other Operating Expenses

Other operating expenses increased by $3.7 million to $15.0 million for the three months ended March 31, 2016, from $11.3 million for the three months ended March 31, 2015. This increase was primarily attributable to

$2.7 million in additional lease costs for buildings and medical equipment at new and existing facilities, $0.5 million in building and medical equipment maintenance for new and existing facilities and patient care and supply costs of $0.5 million for new and existing facilities. These costs were offset by the deconsolidation of costs attributable to joint ventures.

Depreciation and Amortization

Depreciation and amortization expenses decreased by $0.4 million to $4.4 million for the three months ended March 31, 2016, from $4.8 million for the three months ended March 31, 2015. This decrease was primarily attributable to a decrease in capital expenditures on new facility construction as we shifted toward third-party developers to fund all new construction.

Other (Expense)

Interest Expense

Interest expense primarily consists of interest on our Senior Secured Credit Facility and on one facility treated as a capital lease. Our interest expense decreased by $1.4 million to $1.8 million for the three months ended March 31, 2016, compared to $3.3 million for the three months ended March 31, 2015. This decrease was primarily attributable to lower borrowing rates as a result of refinancing our Senior Secured Credit Facility in October 2015.

Income Before Provision for Income Taxes

As a result of the factors described above, we recorded income before provision for income taxes of $11.0 million for the three months ended March 31, 2016, compared to $2.1 million for the three months ended March 31, 2015.

Provision for Income Taxes

For the three months ended March 31, 2016, we recorded income tax expense of $3.1 million, which consists of $2.6 million of federal income tax expense and Texas margin tax of $0.5 million.

The Company’s provision for income taxes in interim periods is based on our estimated annual effective tax rate. The estimated annual effective tax rate calculation does not include the effect of discrete events that may occur during the year. The effect of these events, if any, is recorded in the quarter in which the event occurs.

Net Income

As a result of the factors described above, we recorded net income of $7.9 million for the three months ended March 31, 2016, compared to net income of $1.6 million for the three months ended March 31, 2015.

Liquidity and Capital Resources

We rely on cash flows from operations, the Senior Secured Credit Facility and the MPT Agreements (each as described below) as our primary sources of liquidity.

On October 6, 2015, the Company entered into a senior secured credit facility (the “New Facility”) for a $125.0 million term loan and a $50.0 million revolving facility. The New Facility matures on October 6, 2020. The revolving credit facility includes a sub-limit of $15.0 million for letters of credit and a sub-limit of $50.0 million for swing line loans. In addition, the New Facility contains an option to borrow up to an additional $50.0 million under certain conditions. All of the assets of the Company’s subsidiaries are pledged as collateral under the New Facility, and such subsidiaries guarantee the New Facility. Borrowings under the New Facility replaced the Company’s then existing credit facility and will be used by the Company to provide financing for working capital and capital expenditures.

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

As of March 31, 2016, our principal sources of liquidity included cash of $3.7 million, funds available under our Senior Secured Credit Facility line of credit of $39.8 million, net of $10.2 million for outstanding letters of credit, subject to meeting certain debt covenants.   As of March 31, 2016, we also had $123.0 million available under the MPT Agreements.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three months ended
	March 31,
	2016	2015
Net cash used in operating activities	$(7,417)	$(11,961)
Net cash (used in) provided by investing activities	(1,891)	572
Net cash (used in) provided by financing activities	(3,073)	23,259
Net (decrease) increase in cash	$(12,381)	$11,870

Net Cash from Operating Activities

Net cash used in operating activities decreased by $4.6 million to $7.4 million for the three months ended March 31, 2016, from $12.0 million used in operating activities for the same period in 2015. This decrease in cash used in operations was primarily attributable to an increase in net income and other non-cash charges offset by increases in accounts receivable due to increased revenues and a transition of our cash collection efforts to a third-party provider, coupled with an increase in incentive compensation payments.

Net Cash from Investing Activities

Net cash used in investing activities increased by $2.5 million to $1.9 million for the three months ended March 31, 2016, from $0.6 million provided by investing activities for the same period in 2015. This increase was primarily attributable to proceeds from sale of property and equipment in 2015.

Net Cash from Financing Activities

Net cash used in financing activities increased by $26.4 million to $3.1 million for the three months ended March 31, 2016, from $23.3 million provided by financing activities for the same period in 2015. This increase was primarily attributable to a decrease in borrowings under our Senior Secured Credit Facility which did not recur in the current period and the reduction in outstanding debt due to payments of principal which began in December 2015.

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

As a result of our strategy of partnering with leading healthcare providers, we do not own a controlling interest in our facilities in Colorado and Arizona.  At March 31, 2016, we accounted for these joint ventures under the equity method. Our ownership percentage is 49.9% in each joint venture at March 31, 2016.

As described above, our unconsolidated joint ventures are structured as limited liability corporations. These joint ventures do not provide financing, liquidity, or market or credit risk support for us.

Obligations and Commitments

The following is a summary of our contractual obligations as of March 31, 2016 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$ 122,535	$ 5,294	$ 16,460	$ 100,781	$ -
Capital lease obligations(1)	7,575	400	1,097	1,142	4,936
Operating lease obligations	574,144	40,034	98,870	77,848	357,392
Total	$ 704,254	$ 45,728	$ 116,427	$ 179,771	$ 362,328

(1)	Includes amounts representing interest.

Senior Secured Credit Facility

On October 31, 2013, we entered into a Senior Secured Credit Facility (the “Facility”) for a $75.0 million term loan which matured on October 31, 2018. The Facility included an additional $165.0 million delayed draw term loan commitment, which expired in April 2015, and a $10.0 million revolving commitment that matured on October 31, 2018. All of our assets were pledged as collateral under the Facility.  The borrowing under the Facility was used by us to provide financing for working capital, capital expenditures and for new facility expansion and replaced an existing credit facility.

On June 11, 2014, we amended the Facility to, among other things, provide for a borrowing under the delayed draw term loan in an aggregate principal amount of up to $75.0 million, $60.0 million in principal amount of which was used to make specified distributions and up to $10.0 million in principal amount which was used to repay certain revolving loans.  On June 11, 2014, we drew $75.0 million and made the $60.0 million dividend distribution on June 24, 2014.

On April 20, 2015, we amended the Facility to, among other things, increase the maximum aggregate amount permitted to be funded by MPT under the MPT Agreements to $500.0 million. In April 2015, we drew $30.0 million on the delayed draw term loan prior to its expiration.

Borrowings under the Facility bore interest, at our option, at a rate equal to an applicable margin over (a) a base rate determined by reference to the highest of (1) the prime rate, (2) the federal funds effective rate plus 0.50% and (3) LIBOR for an interest period of one month plus 1%, or (b) LIBOR for the applicable interest period. The margin for the Facility was 6.50% in the case of base rate loans and 7.50% in the case of LIBOR loans. The Facility included an unused line fee of 0.50% per annum on the revolving commitment and delayed draw term loan commitment, a draw fee of 1.0% of the principal amount of each borrowing on the delayed draw term loan and an annual Agency fee of $0.1 million. The Company repaid the total outstanding balance in October 2015.

On October 6, 2015, we entered into a new Senior Secured Credit Facility (the “New Facility”) for a $125.0 million term loan and a $50.0 million revolving facility. The New Facility matures on October 6, 2020. The revolving credit facility includes a sub-limit of $15.0 million for letters of credit and a sub-limit of $5.0 million for swing line loans. In addition, the New Facility contains an option to borrow up to an additional $50.0 million under certain conditions. All of the assets of the Company’s subsidiaries are pledged as collateral under the New Facility, and such subsidiaries guarantee the New Facility. Borrowings under the New Facility replace our existing credit facility and will be used by us to provide financing for working capital and capital expenditures.

Borrowings under the New Facility bear interest, at our option, at a rate equal to an applicable margin over (a) a base rate determined by reference to the highest of (1) the prime rate, (2) the federal funds effective rate plus 0.50% and (3) LIBOR for an interest period of one month plus 1%, or (b) LIBOR for the applicable interest period. The applicable margin for the New Facility ranges, based on our consolidated net leverage ratio, from 2.25% to 3.00% in the case of base rate loans and from 3.25% to 4.00% in the case of LIBOR loans. The New Facility includes an unused line fee ranging, based on our consolidated net leverage ratio, from 0.40% to 0.50% per annum on the revolving commitment. We had $39.8 million available under the revolving commitment at March 31, 2016, subject to certain debt covenants. During the three months ended March 31, 2016, we made mandatory principal payments under the New Facility of $1.6 million.

The New Facility contains a number of significant negative covenants. Such negative covenants, among other things and subject to certain exceptions, restrict Adeptus Health, Inc. and its subsidiaries’ ability to incur additional indebtedness, make guarantees and enter into hedging agreements; create liens on assets; engage in mergers or consolidations; transfer assets; pay dividends and distributions; change the nature of our business; make investments, loans and advances, including acquisitions; engage in certain transactions with affiliates; amend certain material agreements, including the MPT Agreements and organizational documents; enter into certain joint ventures; enter into certain restrictive agreements and make certain changes to our accounting practices. In addition, the New Facility contains financial covenants that, among other things, require us to maintain a consolidated net leverage ratio of at most 5.00 to 1.00 as of March 31, 2016 (decreasing to 2.00 to 1.00 as of September 30, 2019); a consolidated fixed charge coverage ratio of at least 1.25 to 1.00; and a minimum Non-MPT Facility EBITDA as of the end of any fiscal quarter of not less than $40.0 million. The financial covenant calculations are based on Adeptus Health Inc. and its subsidiaries as a consolidated group. In addition, the New Facility includes certain limitations on intercompany indebtedness. The affirmative covenants, negative covenants, and financial covenants, are measured on a quarterly basis and, as of March 31, 2016, we were in compliance with all covenant requirements.

Capital Lease Obligations

Assets under capital leases totaled approximately $4.2 million as of March 31, 2016, and were included within the buildings component of net property and equipment. Accumulated amortization associated with these capital lease assets totaled approximately $0.7 million for the three months ended March 31, 2016.

Operating Lease Obligations

We lease certain medical facilities and equipment under various non-cancelable operating leases. In June 2013, we entered into a Master Funding and Development Agreement (the “Initial MPT Agreement”) with an affiliate of Medical Properties Trust (“MPT) to fund future facilities.

In July 2014, the Company entered into an additional Master Funding and Development Agreement (the “Additional MPT Agreement” and, together with the Initial MPT Agreement, the “MPT Agreements”) with MPT to fund future new freestanding emergency rooms and hospitals. This agreement is separate from and in addition to our Initial MPT Agreement. All material terms remain consistent with the Initial MPT Agreement.

Pursuant to the MPT Agreements, as amended, MPT will acquire parcels of land, fund the ground-up construction of new freestanding emergency room facilities and lease the facilities to us upon completion of construction. Under the terms of the MPT Agreements, MPT is required to fund all hard and soft costs, including the project purchase price, closing costs and pursuit costs for the assets relating to the construction of a fixed number of facilities with a maximum aggregate funding of $500.0 million, of which, $123.0 million remained available as of March 31, 2016. Each completed project will be leased for an initial term of 15 years, with three five-year renewal options. We follow the guidance in Accounting Standards Codification, or ASC, 840, Leases, and ASC 810, Consolidation, in evaluating the lease as a build-to-suit lease transaction to determine whether we would be considered the accounting owner of the facilities during the construction period. In applying the accounting guidance, we concluded that one facility completed in 2013 under this arrangement qualified for capitalization.

In addition to the MPT Agreements, the Company has entered into similar agreements with certain developers to fund and lead the development efforts on the construction of future facilities. As of March 31, 2016, the Company had total receivables of $13.5 million from the lessor to the MPT Agreements and certain developers for soft costs incurred for facilities currently under development.

We lease approximately 80,000 square feet for our corporate headquarters. Lease expense associated with this lease was $0.4 million for the three months ended March 31, 2016.

We have sublease agreements with the joint ventures in Arizona and Colorado, under which the Company subleases certain freestanding emergency room facilities, ground leases and equipment leases to the joint ventures. Under these agreements, the Company received $4.6 million and $0.7 million during the three months ended March 31, 2016 and 2015, respectively, as rental income which is accounted for as a reduction of rent expense.

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

The table below provides our total capital expenditures for the period (in thousands):

	Three months ended
	March 31,
	2016	2015
Leasehold improvements	$158	$198
Computer equipment	1,082	447
Medical equipment	540	239
Office equipment	264	736
Total capital expenditures	$2,044	$1,620

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

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation: Amendments to the Consolidation Analysis” (Topic 810). This standard modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2015 and requires either a retrospective or a modified retrospective approach to adoption. Early adoption is permitted.   The Company adopted the amendments under ASU 2015-02 retrospectively on January 1, 2016. The adoption of the standard did not have an impact on the Company’s condensed consolidated financial statements as there was no change to the entities currently consolidated by the Company.

In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs," (Subtopic 835-30) which changes the presentation of debt issuance costs in financial statements. ASU No. 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. ASU No. 2015-03 is effective for annual reporting periods beginning after December 15, 2015. . We retrospectively adopted the provisions of ASU 2015-03 as of January 1, 2016. As of December 31, 2015, $3.7 million of debt issuance costs were reclassified in the consolidated balance sheet from other long term assets to long-term debt, less current portion.  The adoption of ASU 2015-03 did not impact our consolidated financial position, results of operations or cash flows.

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

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” (Topic 718).  This new standard simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted. The Company is currently assessing the potential impact of the new standard on our consolidated financial statements.

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

For a discussion of our critical accounting estimates, see the Part II., Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015. There have been no material changes in our critical accounting policies since December 31, 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risks related to changes in variable interest rates. As of March 31, 2016, we had $122.5 million of indebtedness (excluding capital leases) which is at variable interest rates. We have not engaged in hedging activity related to the New Credit Facility nor do we use leveraged financial instruments.

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

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d - 15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of such date, our disclosure controls and procedures were not effective due to the material weakness described in Managements’ Annual Report on Internal Control Over Financial Reporting as reported in our Annual Report on Form 10-K at December 31, 2015.

Changes in Internal Control Over Financial Reporting

During the period ended March 31, 2016, our management was engaged in the implementation of remediation efforts to address the material weakness that was identified in our Annual Report on Form 10-K for the year ended December 31, 2015. These remediation efforts were designed both to address the identified weakness and to enhance our overall financial reporting control environment. The Company is implementing controls over the completeness and accuracy of revenue transaction data exchanged with the third-party provider.  In addition, the Company plans to obtain an appropriate annual internal control report from the third-party service organization utilized in coding and billing payors for the year ended December 31, 2016.  This report will not be available until the fourth quarter of 2016, and as such, the material weakness cannot be fully remediated until that time.

Other than the controls related to the material weakness described above, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information contained in this Quarterly Report on Form 10-Q, the risks and uncertainties that we believe could materially affect our business, financial condition or future results and are most important for you to consider are discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.  Additional risks and uncertainties which are not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also materially and adversely affect any of our business, financial position or future results.

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

ADEPTUS HEALTH INC.

Date: April 29, 2016	/s/ Timothy L. Fielding
Timothy L. Fielding
(Chief Financial Officer and Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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