Form 10-K/A
period 2015-12-31
Adeptus Health Inc.
filed 2016-05-20
CIK 1602367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

Amendment No. 2

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ◻

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

Explanatory Note

This Amendment No. 2 (“Amendment No. 2”) to the Annual Report on Form 10-K/A amends the Annual Report on Form 10-K for the year ended December 31, 2015 (the “Annual Report”) of Adeptus Health Inc. (the “Company”) filed with the Securities and Exchange Commission on February 29, 2016, which Annual Report was amended by Amendment No. 1 to the Annual Report filed on March 30, 2016 (“Amendment No. 1”).  This Amendment No. 2 is being filed solely to amend the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 appended as Exhibits 31.1 and 31.2 and to identify the Company as a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933, as amended. Specifically, the Company is refiling these certifications solely to add certain required language concerning internal control over financial reporting that was inadvertently omitted from the Company’s certifications in the Annual Report and Amendment No. 1, and to indicate by check mark on the cover of the Annual Report that the Company was a well-known seasoned issuer as of the original filing date of the Annual Report. This Amendment No. 2 does not alter or affect any other part or any other information originally set forth in the Annual Report and Amendment No. 1. This Amendment No. 2 does not reflect events that have occurred subsequent to the filing of the Annual Report or modify or update in any way disclosures made in the Annual Report or Amendment No. 1.

SIGNATURES

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lewisville, State of Texas, on this 19th day of May 2016.

Adeptus Health Inc.

By:	/s/ Thomas S. Hall
Thomas S. Hall
Chairman of the Board, President, Chief Executive Officer and Director

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002