Form 10-Q
period 2016-06-30
Adeptus Health Inc.
filed 2016-07-29
CIK 1602367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding was 16,350,866 as of July 25, 2016.  The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding was 4,724,430 as of July 25, 2016.

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

On June 8, 2016, we completed a public offering of 1,774,219 shares of our Class A common stock at a price to the public of $62.00 per share and received net proceeds of approximately $107.4 million, after deducting underwriting discounts and commissions and offering expenses. We used the net proceeds from the offering to purchase, for cash, 1,774,219 LLC Units. An additional 1,043,281 shares were also sold by an affiliate of a significant stockholder.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Adeptus Health Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30,	December 31,
	2016	2015
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$3,718	$16,037
Accounts receivable, less allowance for doubtful accounts of $28,901 and $28,818, respectively	74,327	65,954
Other receivables and current assets	57,352	31,532
Medical supplies inventory	2,900	5,167
Total current assets	138,297	118,690
Property and equipment, net	34,486	70,187
Investment in unconsolidated joint ventures	272,967	43,104
Deposits	939	1,163
Deferred tax assets	255,886	206,265
Intangibles, net	17,345	18,235
Goodwill	51,390	61,009
Other long-term assets	2,046	2,950
Total assets	$773,356	$521,603
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$24,608	$27,521
Accrued compensation	17,043	23,197
Current maturities of long-term debt	7,278	7,585
Current maturities of capital lease obligations	40	102
Deferred rent	691	858
Total current liabilities	49,660	59,263
Long-term debt, less current maturities	126,772	113,563
Payable to related parties pursuant to tax receivable agreement	237,914	191,302
Capital lease obligations, less current maturities	177	3,954
Deferred rent	2,453	3,837
Total liabilities	416,976	371,919
Commitments and contingencies
Shareholders' equity
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized and zero shares issued and outstanding at June 30, 2016	—	—
Class A common stock, par value $0.01 per share; 50,000,000 shares authorized, 16,350,866 and 14,257,187 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	164	143
Class B common stock, par value $0.01 per share; 20,000,000 shares authorized, 4,724,430 and 6,510,738 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	47	65
Additional paid-in capital	172,370	85,457
Retained earnings	95,083	6,323
Total shareholders' equity	267,664	91,988
Non-controlling interest	88,716	57,696
Total equity	356,380	149,684
Total liabilities and shareholders' equity	$773,356	$521,603

The accompanying notes are an integral part of these unaudited financial statements.

Adeptus Health Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue:
Patient service revenue	$101,595	$104,363	$234,883	$200,265
Provision for bad debt	(16,673)	(17,514)	(43,726)	(32,459)
Net patient service revenue	84,922	86,849	191,157	167,806
Management and contract services revenue	15,245	2,738	21,779	3,234
Total net operating revenue	100,167	89,587	212,936	171,040
Equity in earnings of unconsolidated joint ventures	2,435	3,621	4,936	2,927
Operating expenses:
Salaries, wages and benefits	62,130	51,124	128,945	100,004
General and administrative	13,015	11,370	29,279	21,834
Other operating expenses	12,093	12,541	27,106	23,846
Depreciation and amortization	3,412	4,523	7,783	9,279
Total operating expenses	90,650	79,558	193,113	154,963
Income from operations	11,952	13,650	24,759	19,004
Other income (expense):
Gain on contribution to joint venture	185,336	24,250	185,336	24,250
Interest expense	(1,822)	(3,898)	(3,648)	(7,172)
Total other income	183,514	20,352	181,688	17,078
Income before provision for income taxes	195,466	34,002	206,447	36,082
Provision for income taxes	47,270	6,328	50,388	6,806
Net income	148,196	27,674	156,059	29,276
Less: Net income attributable to non-controlling interest	61,248	17,040	64,579	18,048
Net income attributable to Adeptus Health Inc.	$86,948	$10,634	$91,480	$11,228
Net income per share of Class A common stock:
Basic	$5.80	$0.97	$6.23	$1.08
Diluted	$5.80	$0.97	$6.23	$1.08
Weighted average shares of Class A common stock:
Basic	15,001,701	10,953,138	14,687,700	10,432,882
Diluted	15,001,701	10,953,138	14,687,700	10,432,882

The accompanying notes are an integral part of these unaudited financial statements.

Adeptus Health Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Adeptus Health Inc.		Non-controlling Interest		Total
	Three months ended		Three months ended		Three months ended
	June 30,		June 30,		June 30,
	2016	2015	2016	2015	2016	2015
Net income	$86,948	$10,634	$61,248	$17,040	$148,196	$27,674
Other comprehensive loss, net of tax:
Unrealized loss on interest rate contract	—	(3)	—	—	—	(3)
Comprehensive income	$86,948	$10,631	$61,248	$17,040	$148,196	$27,671

	Adeptus Health Inc.		Non-controlling Interest		Total
	Six months ended		Six months ended		Six months ended
	June 30,		June 30,		June 30,
	2016	2015	2016	2015	2016	2015
Net income	$91,480	$11,228	$64,579	$18,048	$156,059	$29,276
Other comprehensive loss, net of tax:
Unrealized loss on interest rate contract	—	(17)	—	—	—	(17)
Comprehensive income	$91,480	$11,211	$64,579	$18,048	$156,059	$29,259

The accompanying notes are an integral part of these unaudited financial statements.

Adeptus Health Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)

	Adeptus Health Inc.

					Additional		Total	Non-
	Class A shares		Class B shares		Paid-in	Retained	Shareholders'	Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity	Interest	Equity
Balance, December 31, 2015	14,257,187	$143	6,510,738	$65	$85,457	$6,323	$91,988	$57,696	$149,684
Issuance of Class A restricted stock	324,238	3	—	—	(3)	—	—	—	—
Issuance of Class A common stock	1,774,219	18	—	—	(18)	—	—	—	—
Purchase of Class B common stock	—	—	(1,774,219)	(18)	18	—	—	—	—
Conversion of Class B common stock	12,089	—	(12,089)	—	—	—	—	—	—
Adjustment of non-controlling interest for public offerings	—	—	—	—	33,559	—	33,559	(33,559)	—
Class A restricted stock withheld on vesting	(16,867)	—	—	—	(847)	—	(847)	—	(847)
Stock-based compensation	—	—	—	—	2,309	—	2,309	—	2,309
Excess tax benefit from stock compensation	—	—	—	—	524	—	524	—	524
Effects of tax receivable agreement	—	—	—	—	51,371	—	51,371	—	51,371
Tax distribution to LLC unit holders	—	—	—	—	—	(2,720)	(2,720)	—	(2,720)
Net income	—	—	—	—	—	91,480	91,480	64,579	156,059
Balance, June 30, 2016	16,350,866	$164	4,724,430	$47	$172,370	$95,083	$267,664	$88,716	$356,380

The accompanying notes are an integral part of these unaudited financial statements.

Adeptus Health Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six months ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net income	$156,059	$29,276
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Loss from the disposal or impairment of assets	2	68
Depreciation and amortization	7,783	9,279
Deferred tax expense	48,363	4,377
Amortization of deferred loan costs	387	468
Provision for bad debts	43,726	32,459
Gain on contribution to unconsolidated joint venture	(185,336)	(24,250)
Equity in earnings of unconsolidated joint ventures	(4,936)	(2,927)
Stock-based compensation	2,309	1,157
Changes in operating assets and liabilities:
Restricted cash	—	(3,009)
Accounts receivable	(52,099)	(41,375)
Other receivables and current assets	(25,996)	(951)
Medical supplies inventory	(526)	(160)
Other long-term assets	261	(110)
Accounts payable and accrued expenses	(1,834)	(4,140)
Accrued compensation	(5,085)	(464)
Deferred rent	929	1,377
Net cash (used in) provided by operating activities	(15,993)	1,075
Cash flows from investing activities:
Deposits	224	985
Investments in unconsolidated joint ventures	(927)	—
Proceeds from sale of property and equipment	—	1,527
Capital expenditures	(3,718)	(3,270)
Net cash used in by investing activities	(4,421)	(758)
Cash flows from financing activities:
Proceeds from public offerings, net of underwriters fees and expenses	107,389	94,470
Purchase of limited liability units from LLC Unit holders	(107,389)	(94,470)
Proceeds from long-term borrowings	35,000	54,000
Payment of deferred loan costs	—	(495)
Payments on borrowings	(23,303)	(6,691)
Payment of capital lease obligations	(35)	(39)
Tax distribution to LLC Unit holders	(2,720)	(2,965)
Restricted stock forfeited on vesting to satisfy withholding requirements	(847)	—
Net cash provided by financing activities	8,095	43,810
Net (decrease) increase in cash and cash equivalents	(12,319)	44,127
Cash, beginning of period	16,037	2,002
Cash, end of period	$3,718	$46,129

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

Adeptus Health is a leading patient-centered healthcare organization expanding access to high quality emergency medical care through its network of freestanding emergency rooms and partnerships with premier healthcare providers.   Adeptus Health or its predecessors began operations in 2002 and owns and operates First Choice Emergency Room, the nation’s largest and oldest network of freestanding emergency rooms and owns and/or operates hospitals and freestanding facilities in partnership with Texas Health Resources in Texas, UCHealth in Colorado, Dignity Health in Arizona, and development activity together with Ochsner Health System in Louisiana and Mount Carmel Health System in Ohio.  Adeptus Health delivers both major and minor emergency medical services for adult and pediatric patients. Adeptus Health has experienced rapid growth in recent periods, growing from 14 freestanding facilities at the end of 2012 to 93 freestanding facilities and two fully licensed general hospitals as of June 30, 2016. In Texas, facilities are currently located in Houston, Dallas/Fort Worth, San Antonio and Austin.  In Colorado, facilities are located in Colorado Springs and Denver.  In Arizona, Dignity Health Arizona General Hospital, a full service general hospital, along with its freestanding emergency departments are located in the Phoenix market.

The Company consolidates the financial results of Adeptus Health and its subsidiaries and records non-controlling interest for the economic interest in Adeptus Health held by the non-controlling unit holders. The non-controlling interest ownership percentage as of June 30, 2016 was 22.8%.

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

Adeptus Health Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Reclassifications

As a result of our adoption of Accounting Standards Update (“ASU”) 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (Subtopic 835-30), which requires that debt issuance costs be presented in the balance sheets as a deduction from the carrying amount of the related debt, $3.7 million of debt issuance costs at December 31, 2015 have been reclassified in the condensed consolidated balance sheet from other long-term assets to long-term debt, less current portion.

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

All of the Company’s revenue for the three and six months ended June 30, 2016 and 2015 was earned in the United States.

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

With respect to management and contract service revenues, amounts are recognized as services are provided. The Company is party to management services agreements under which it provides management services to hospital

Adeptus Health Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

facilities and freestanding emergency room facilities. As compensation for these services, the Company charges the managed entities a management fee based on a fixed percentage of each entity’s net revenue. The Company also holds minority ownership in these entities.

Net patient service revenue by major payor source for the three and six months ended June 30, 2016 and 2015 were as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Commercial	$92,068	$100,545	$215,114	$193,812
Self-pay	5,407	2,360	10,879	3,990
Medicaid	1,972	343	4,406	398
Medicare	1,269	111	3,175	145
Other	879	1,004	1,309	1,920
Patient Service Revenue	101,595	104,363	234,883	200,265
Provision for bad debt	(16,673)	(17,514)	(43,726)	(32,459)
Net Revenue	$84,922	$86,849	$191,157	$167,806

The Company receives payments from third-party payors that have contracts with the Company or the Company uses MultiPlan arrangements whereby the Company accesses third-party payors at in-network rates. Four major third-party payors accounted for 79.5%, 85.1%, 80.8% and 85.6% of patient service revenue for the three and six months ended June 30, 2016 and 2015, respectively. These same payors also accounted for 76.2% and 65.9% of accounts receivable as of June 30, 2016 and December 31, 2015, respectively. The following table sets forth the percentage of patient service revenue earned by major payor source:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Payor:
United HealthCare	30.3%	30.9%	29.4%	28.9%
Blue Cross Blue Shield	20.0	21.1	22.2	23.2
Aetna	15.8	19.5	15.9	19.7
Cigna	13.4	13.6	13.3	13.8
Other	17.3	14.5	16.0	14.1
Medicaid/Medicare	3.2	0.4	3.2	0.3
	100.0%	100.0%	100.0%	100.0%

Accounts receivable are reduced by an allowance for doubtful accounts. In establishing the Company's allowance for doubtful accounts, management considers historical collection experience, the aging of the account, the payor classification, and patient payment patterns. Amounts due directly from patients represent the Company's highest collectability risk. There were not any significant changes in the estimates or assumptions underlying the calculation of the allowance for doubtful accounts for the three months ended June 30, 2016 and 2015.

The Company treats anyone that is emergent. Total charity care was approximately 3.3%, 9.0%, 3.4% and 8.9% of patient service revenue for the three and six months ended June 30, 2016 and 2015, respectively.

Adeptus Health Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense for the three and six months ended June 30, 2016 and 2015, was approximately $0.6 million, $0.9 million, $1.9 million and $2.3 million, respectively, and is included as a component of general and administrative expenses within the unaudited condensed consolidated statements of income.

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

Fair Value of Financial Instruments

The carrying amounts of the Company's financial instruments, including cash, receivables, accounts payable and accrued liabilities approximate their fair value due to their relatively short maturities. At June 30, 2016 and December 31, 2015, the carrying value of the Company's long-term debt was based on the current interest rates and approximates its fair value.

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

Lease Accounting

The Company determines whether to account for its facility leases as operating or capital leases depending on the underlying terms of the lease agreement. This determination of classification is complex and requires significant judgment relating to certain information including the estimated fair value and remaining economic life of the facilities, the Company's cost of funds, minimum lease payments and other lease terms. The lease rates under the Company's lease agreements are subject to certain conditional escalation clauses that are recognized when probable or incurred and are based on changes in the consumer price index or certain operational performance measures. As of June 30, 2016, the Company leased 93 facilities, which the Company classified as operating leases.

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

Estimated tax expense of approximately $47.3 million, $6.3 million, $50.4 million and $6.8 million are included in the provision for income taxes in the financial statements for the three and six months ended June 30, 2016 and 2015, respectively. The Company's estimate of the potential outcome of any uncertain tax positions is subject to management's assessment of relevant risks, facts, and circumstances existing at that time. The Company uses a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

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

Variable Interest Entities

The Company follows the guidance in ASC 810-10-15-14 in order to determine if we are the primary beneficiary of a variable interest entity (“VIE”) for financial reporting purposes.  We consider whether we have the power to direct the activities of the VIE that most significantly impact the economic performance of the VIE and whether we have the obligation to absorb losses or the right to receive returns that would be significant to the VIE. We consolidate a VIE when we are the primary beneficiary of the VIE. At June 30, 2016, the Company determined that it has two joint venture interests which it considers a VIE for which it is not the primary beneficiary.  Accordingly, we account for these investments in joint ventures using the equity method.

Investment in Unconsolidated Joint Ventures

Investments in unconsolidated companies in which the Company exerts significant influence but does not control or otherwise consolidate are accounted for using the equity method. As of June 30, 2016, the Company accounted for 16 freestanding facilities associated with our joint venture with UCHealth, one Arizona hospital and its seven freestanding departments associated with our joint venture with Dignity Health, one hospital in Dallas/Fort Worth and its 30 freestanding departments associated with our joint venture with THR and the development activity associated with our joint ventures with Ochsner Health System in Louisiana and Mount Carmel Health System in Ohio using the equity method. The Company has an ownership interest ranging from 49.0% to 50.1% in these joint ventures.

These investments are included as investment in unconsolidated joint ventures in the accompanying unaudited condensed consolidated balance sheets.

Equity in earnings of unconsolidated joint ventures consists of (i) the Company’s share of the income generated from its non-controlling equity investment in one full-service healthcare hospital facility and seven freestanding emergency rooms in Arizona, (ii) the Company’s preferred return and its share of the income generated from its non-controlling equity investment in 16 freestanding emergency rooms in Colorado and one hospital and 30 freestanding facilities in Dallas/Fort Worth, and (iii) its share of the income generated from its non-controlling equity investment in the development activity associated with our joint ventures with Ochsner Health System in Louisiana and Mount Carmel Health System in Ohio. Because the operations are central to the Company’s business strategy, equity in earnings of unconsolidated joint ventures is classified as a component of operating income in the accompanying unaudited condensed consolidated statements of income. The Company has contracts to manage the facilities, which results in the Company having an active role in the operations of the facilities and devoting a significant portion of its corporate resources to the fulfillment of these management responsibilities. Additionally, the Company receives a stipend for providing physicians to the facilities within each joint venture.

Adeptus Health Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs" (Subtopic 835-30), which changes the presentation of debt issuance costs in financial statements. ASU No. 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. ASU No. 2015-03 is effective for annual reporting periods beginning after December 15, 2015. We retrospectively adopted the provisions of ASI 2015-03 as of January 1, 2016. As of December 31, 2015, $3.7 million of debt issuance costs were reclassified in the consolidated balance sheet from other long-term assets to long-term debt, less current portion. The adoption of ASU 2015-03 impacted the presentation of our consolidated financial position and had no impact on our results of operations, or cash flows.

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

Adeptus Health Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

NOTE 3—PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015
Leasehold improvements	$35,832	$73,249
Computer equipment	5,198	5,627
Medical equipment	2,805	4,458
Office equipment	3,651	5,445
Automobiles	218	218
Land	6,758	6,758
Construction in progress	1,335	345
Buildings	466	4,667
	56,263	100,767
Less accumulated depreciation	(21,777)	(30,580)
Property and equipment, net	$34,486	$70,187

Assets under capital leases totaled approximately $0.2 million and $4.2 million as of June 30, 2016 and December 31, 2015, respectively, and were included within the medical equipment and buildings component of net property and equipment as of June 30, 2016 and December 31, 2015, respectively. Accumulated depreciation associated with these capital lease assets totaled approximately $0.0 million and $0.6 million as of June 30, 2016 and December 31, 2015, respectively.

NOTE 4—INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

Joint Venture with Dignity Health

On October 22, 2014, the Company announced its expansion into Arizona through a joint venture with Dignity Health, one of the nation’s largest health systems. The partnership started with Dignity Health Arizona General Hospital, a full-service general hospital facility in Laveen, Arizona, and includes providing for additional access to emergency medical care in the Phoenix area. As of June 30, 2016, the joint venture with Dignity Health in Arizona has seven freestanding emergency departments in Arizona.

Joint Venture with UCHealth

On April 21, 2015, the Company announced the formation of a joint venture with UCHealth to enhance access to emergency medical care in Colorado.  The Company contributed the 12 existing freestanding emergency rooms it held in Colorado and the related business associated with these facilities to the joint venture.  The contribution of the controlling interest in these facilities and their operations was deemed a change of control for accounting purposes, and as such, the Company recorded a gain of $24.3 million on the contribution of the previously fully owned facilities in June 2015. As of June 30, 2016, the joint venture had 16 freestanding facilities under the UCHealth partnership.

Adeptus Health Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Joint Venture with Ochsner Health System

In September 2015, the Company announced the formation of a new partnership with New Orleans-based Ochsner Health System to enhance access to emergency medical care in Louisiana. The joint venture will include multiple freestanding emergency departments. This joint venture did not have operating facilities during the period ended June 30, 2016, but did incur expenses related to preopening activities which are included in our equity in earnings of joint ventures within the unaudited condensed consolidated statements of income.

Joint Venture with Mount Carmel Health System

In February 2016, the Company announced its expansion into Ohio and a new partnership with Mount Carmel Health System. The partnership will construct and operate freestanding emergency rooms in the Columbus area. This joint venture did not have operating facilities during the period ended June 30, 2016, but did incur expenses related to preopening activities which are included in our equity in earnings of joint ventures within the unaudited condensed consolidated statements of income.

Joint Venture with Texas Health Resources

On May 11, 2016, the Company announced the formation of a new partnership with Texas Health Resources to enhance access to emergency medical care in Dallas/Fort Worth. The Company contributed the 27 existing freestanding emergency rooms and one existing hospital it held in Dallas/Fort Worth and the related business associated with these facilities to the joint venture.

The contribution of the controlling interest in these facilities and their operations was deemed a change of control for accounting purposes, and as such, the Company has recorded a gain of $185.4 million on the contribution of the previously fully owned facilities during the quarter ended June 30, 2016. This gain is net of a $9.6 million reduction of the goodwill related to the business associated with the facilities contributed to the joint venture.

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

Adeptus Health Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summarized unaudited financial information for the Company’s equity method investees is as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Total net operating revenue	$57,474	$17,666	$91,611	$20,673
Total operating expenses	55,961	14,632	85,177	19,026
Income from operations	$1,513	$3,034	$6,434	$1,647

	June 30,	December 31,
Balance sheet information:	2016	2015
Current assets	$65,807	$25,646
Noncurrent assets	53,416	36,154
Current liabilities	53,636	20,774
Noncurrent liabilities	8,567	1,637

Our investment in unconsolidated joint ventures consists of the following (in thousands):

	June 30,	December 31,
	2016	2015
Beginning balance	$43,104	$2,100
Share of income	4,936	8,927
Fair value of contributed businesses	224,927	36,277
Distributions	—	(4,200)
Investment in unconsolidated joint ventures	$272,967	$43,104

NOTE 5—GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes the change in goodwill during the three months ended June 30, 2016 (in thousands):

Balance at December 31, 2015	$61,009
Adjustments	(9,619)
Balance at June 30, 2016	$51,390

See Note 4 (Investment in Unconsolidated Joint Ventures) for more information on adjustment to goodwill.

Adeptus Health Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the change in intangible assets during the three months ended June 30, 2016 (in thousands):

	Noncompete	Trade	Domain
	Agreements	Names	Names	Total
Balance at December 31, 2015	$1,335	$9,300	$7,600	$18,235
Additions	—	—	—	—
Amortization	(890)	—	—	(890)
Balance at June 30, 2016	$445	$9,300	$7,600	$17,345

NOTE 6—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company used an interest rate cap agreement with notional amount totaling $37.5 million to manage its exposure related to changes in interest rates on the Senior Secured Credit Facility. See Note 8 (Debt) for more information. This agreement had the economic effect of capping the LIBOR variable component of the Company's interest rate at a maximum of 3.00% on an equivalent amount of the Company's Term Loan debt. The cap agreement did not contain credit-risk contingent features. In October 2015, the Company extinguished the debt related to the senior Secured Credit Facility, and reclassified losses of $0.1 million from accumulated other comprehensive income into earnings. The interest rate cap agreement was terminated on January 4, 2016. The Company has not engaged in hedging activity related to the New Credit Facility.

NOTE 7—ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015
Accounts payable	$13,901	$13,600
Accrued expenses	5,558	7,297
Accrued tax distribution to LLC Unit holders	4,246	4,246
Other	903	2,378
Total accounts payable and accrued expenses	$24,608	$27,521

NOTE 8—DEBT

The components of debt consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015
Term loan	$120,313	$123,438
Revolving credit	16,000	—
Other financing agreements	1,028	1,388
Total debt principal outstanding	137,341	124,826
Deferred financing costs	(3,291)	(3,678)
	134,050	121,148
Less current maturities	(7,278)	(7,585)
	$126,772	$113,563

On October 31, 2013, the Company entered into a Senior Secured Credit Facility (the “Facility”) for a $75.0 million term loan which was set to mature on October 31, 2018. The Facility included an additional $165.0 million

Adeptus Health Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

delayed draw term loan commitment, which expired in April 2015, and a $10.0 million revolving commitment that was set to mature on October 31, 2018. All of the Company's assets were pledged as collateral under the Facility. The borrowing under the Facility was used by the Company to provide financing for working capital, capital expenditures and for new facility expansion and replaced an existing credit facility.

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

Borrowings under the New Facility bear interest, at our option, at a rate equal to an applicable margin over (a) a base rate determined by reference to the highest of (1) the prime rate, (2) the federal funds effective rate plus 0.50% and (3) LIBOR for an interest period of one month plus 1%, or (b) LIBOR for the applicable interest period. The applicable margin for the New Facility ranges, based on our consolidated net leverage ratio, from 2.25% to 3.00% in the case of base rate loans and from 3.25% to 4.00% in the case of LIBOR loans. The New Facility includes an unused line fee ranging, based on our consolidated net leverage ratio, from 0.40% to 0.50% per annum on the revolving commitment. The Company had $23.8 million available under the revolving commitment at June 30, 2016, subject to certain debt covenants. During the three months ended June 30, 2016, the Company made mandatory principal payments under the New Facility of $1.6 million.

The net carrying amount of deferred financing fees capitalized in connection with the New Facility were approximately $3.3 million and $3.7 million, respectively, as of June 30, 2016 and December 31, 2015, which are included as a deduction to long-term debt, less current maturities in the accompanying condensed consolidated balance sheets. Amortization expense related to the deferred financing fees was approximately $0.2 million, $0.2 million, $0.4 million, and $0.5 million for the three and six months ended June 30, 2016 and 2015. Amortization expense is included within interest expense in the accompanying condensed consolidated statements of income.

The Facility contains certain affirmative covenants, negative covenants, and financial covenants which are measured on a quarterly basis. As of June 30, 2016, the Company was in compliance with all covenant requirements.

Adeptus Health Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In 2016, the Company entered into a finance agreement totaling approximately $0.8 million to finance the renewal of certain insurance policies.  The finance agreement has a fixed interest rate of 4.0% with principal being repaid over 10 months. In June 2015, the Company entered into a twelve month finance agreement totaling approximately $0.8 million with a fixed interest rate of 3.5% to finance the renewal of certain insurance policies.

NOTE 9—TRANSACTIONS WITH RELATED PARTIES

The Company made payments for contractor services to various related-party vendors, which totaled approximately $54,000, $32,000, $81,000 and $61,000 for the three and six months ended June 30, 2016 and 2015, respectively.

NOTE 10—EMPLOYEE BENEFIT PLANS

The Company provides a 401(k) savings plan to all employees who have met certain eligibility requirements, including performing one month of service with the Company. The 401(k) plan permits matching and discretionary employer contributions. During the six months ended June 30, 2016 and 2015, the Company contributed approximately $1.7 million and $0.9 million to the 401(k) Plan for 2015 and 2014 matching contributions, respectively.

NOTE 11—COMMITMENTS AND CONTINGENCIES

Litigation and Asserted Claims

The Company is a party to various legal proceedings arising in the ordinary course of business. While management believes the outcome of pending litigation and claims will not have a material adverse effect on the Company's consolidated financial condition, operations, or cash flows, litigation is subject to inherent uncertainties.

Insurance Arrangements

The Company is self-insured for employee health benefits. Accruals for losses are provided based upon claims experience and actuarial assumptions, including provisions for incurred but not reported losses. At June 30, 2016 and December 31, 2015, the Company has an accrual of approximately $1.2 million and $0.8 million, respectively, for incurred but not reported claims, which is included in accrued compensation within the condensed consolidated balance sheets.

The Company is insured for worker's compensation claims up to $1.0 million per accident and per employee with a policy limit of $1.0 million. The Company submits periodic payments to its insurance broker based upon estimated payroll. Worker's compensation expense for the three and six months ended June 30, 2016 and 2015 was approximately $0.1 million, $0.1 million, $0.2 million and $0.1 million, respectively. The Company is insured for professional liability claims up to $1.0 million per incident and $3.0 million per facility with an aggregate policy limit of $20.0 million.

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

In addition to the MPT Agreements, the Company has entered into similar agreements with certain developers to fund and lead the development efforts on the construction of future facilities. As of June 30, 2016, the Company had total receivables of $10.1 million from the lessor to the MPT agreements and certain other developers for soft costs incurred for facilities currently under development.

The Company leases approximately 80,000 square feet for its corporate headquarters. Lease expense associated with this lease was $0.2 million, $0.4 million, $0.6 million and $0.8 million for the three and six months ended June 30, 2016 and 2015, respectively. In November 2015, the Company extended the lease term through April 2021 for its corporate headquarters.

Future minimum lease payments required under noncancelable operating leases and future minimum, capital lease payments as of June 30, 2016 were as follows (in thousands):

	Capital	Operating
Years ending December 31,	leases	leases
2016 (6 months)	$24	$34,433
2017	49	69,182
2018	49	65,726
2019	49	58,253
2020	49	52,566
Thereafter	23	552,218
Total future minimum lease payments	$243	$832,378
Less: Amounts representing interest	(26)
Present value of minimum lease payments	217
Current portion of capital lease obligations	40
Long-term portion of capital lease payments	$177

Rent expense totaled approximately $7.9 million, $7.1 million, $17.9 million and $14.3 million for the three and six months ended June 30, 2016 and 2015, respectively and is included as a component of other operating expenses within the unaudited condensed consolidated statements of income.  The Company has sublease agreements with the joint ventures in Arizona, Colorado, Dallas/Fort Worth and Louisiana under which the Company subleases certain freestanding emergency room facilities, ground leases and equipment leases to the joint ventures.  Under these agreements, the Company received $8.4 million, $2.5 million, $13.0 million and $3.2 million during the three and six months ended June 30, 2016 and 2015, respectively, as rental income which is accounted for as a reduction of rent expense.

Adeptus Health Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Future rental income associated with the sublease agreements as of June 30, 2016 were as follows (in thousands):

Rental
Years ending December 31,	Income
2016 (6 months)	$21,872
2017	43,698
2018	41,534
2019	36,585
2020	33,251
Thereafter	366,169
Total future rental income	$543,109

NOTE 12—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information and supplemental noncash activities consisted of the following for the six months ended June 30 (in thousands):

	June 30,	June 30,
	2016	2015
Supplemental cash flow information:
Interest paid	$3,133	$6,670
Taxes paid	2,850	1,650
Supplemental noncash activities:
Assets acquired through capital lease	217	—
Note payable for other financing agreements	818	818
Contribution of assets to joint venture	32,741	12,332
Effects of tax receivable agreement	51,371	695

NOTE 13—STOCK BASED COMPENSATION

In connection with the initial public offering, the Company’s Board of Directors adopted the Adeptus Health Inc. 2014 Omnibus Incentive Plan (the “2014 Plan”). In May 2016, the Company’s stockholders approved the Amended and Restated Adeptus Health Inc. 2014 Omnibus Incentive Plan (the “Amended and Restated Omnibus Plan”). The Amended and Restated Omnibus Plan provides for the granting of stock options, restricted stock and other stock-based or performance-based awards to directors, officers, employees, consultants and advisors of the Company and its affiliates. The total number of shares of Class A common stock that may be issued under the Omnibus Incentive Plan is 1,033,500.  At June 30, 2016, 546,358 stock-based awards had been issued under the Omnibus Incentive Plan and 487,142 stock-based awards remained available for equity grants.

During the three months ended June 30, 2016 and 2015, the Company issued 1,846 and 5,273 time-based restricted shares of Class A common stock, respectively. The fair value of the time-based restricted shares of Class A common stock issued during the three months ended June 30, 2016 was $54.16 per share, and these shares vest over a period of three years. The fair value of the time-based restricted shares of Class A common stock issued during the three months ended June 30, 2015 ranged from $92.44 to $93.72 per share, and these shares vested on January 1, 2016. In addition, the Company issued 3,692 performance-based restricted shares of Class A common stock during the three months ended June 30, 2016.  The fair value of these performance-based restricted shares was $54.16 per share. The vesting of these performance-based shares is contingent upon meeting specified performance targets over a three year period.

Adeptus Health Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the six months ended June 30, 2016 and 2015, the Company issued 114,490 and 149,741 time-based restricted shares of Class A common stock, respectively. The fair value of the time-based restricted shares of Class A common stock issued during the six months ended June 30, 2016 ranged from $54.16 to $56.92 per share, and these shares vest over a period of one to three years.  The fair value of the time-based restricted shares of Class A common stock issued during the six months ended June 30, 2015 ranged from $35.03 to $93.72 per share, and these shares vest over a period of six months to four years. In addition, the Company issued 209,748 performance-based restricted shares of Class A common stock during the six months ended June 30, 2016. The fair value of the performance-based restricted shares of Class A common stock issued during the six months ended June 30, 2016 ranged from $54.16 to $56.92 per share. The vesting of these performance-based shares is contingent upon meeting specified performance targets over a three year period.

The Company also has one legacy equity-compensation plan, under which it has issued agreements awarding incentive units (restricted units) in the Company to certain employees and non-employee directors. In conjunction with the Reorganization Transactions, these restricted units were replaced with LLC Units with consistent restrictive terms. The restricted units are subject to such conditions as continued employment, passage of time and/or satisfaction of performance criteria as specified in the agreements. The restricted units vest over 3 to 4 years from the date of grant. The Company used a waterfall calculation, based on the capital structure and payout of each class of debt and equity, and a present value pricing model less marketability discount to determine the fair values of the restricted units. The Company did not issue any incentive units under the legacy plan during the six months ended June 30, 2016 and 2015.

The Company recorded compensation expense of $1.2 million, $0.6 million, $2.3 million and $1.1 million, adjusted for forfeitures, during the three and six months ended June 30, 2016 and 2015, respectively, related to restricted units, restricted stock and stock options with time-based vesting schedules. Compensation expense for the value of the portion of the time-based restricted unit that is ultimately expected to vest is recognized using a straight-line method over the vesting period, adjusted for forfeitures.  No compensation expense was recorded during the three and six months ended June 30, 2016 related to restricted units with performance-based vesting criteria as vesting was not considered probable as of June 30, 2016. For the three and six months ended June 30, 2015, the Company recognized $0.1 million of stock-based compensation expense related to the restricted units with performance-based vesting criteria outstanding at that time.

As of June 30, 2016, $8.1 million of total unrecognized compensation costs for unvested awards, net of estimated forfeitures, was expected to be recognized over a weighted average period of 2.0 years`.

In May 2016, the Company’s stockholders approved the Adeptus Health Inc. Stock Purchase Plan (“ESPP”). The purpose of the ESPP is to afford eligible employees an opportunity to obtain a proprietary interest in the continued growth and prosperity of the Company through purchase of its common stock. An aggregate of 285,336 shares of Class A common stock may be issued under the Stock Purchase Plan.

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

As of June 30, 2016, the Company has recorded an estimated payable pursuant to the tax receivable agreement of $237.9 million related to exchanges of LLC Units in connection with public offerings and other exchanges that are expected to give rise to certain tax benefits in the future.

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

Adeptus Health Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the computation of basic and diluted net income per common share (in thousands, except share and per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Numerator
Net income attributable to Adeptus Health Inc.	$86,948	$10,634	$91,480	$11,228

Denominator:
Denominator for basic net income per Class A common share-weighted average shares	15,001,701	10,953,138	14,687,700	10,432,882

Effect of dilutive securities:
Restricted shares	—	—	—	—

Denominator for diluted net income per Class A common share-weighted average shares	15,001,701	10,953,138	14,687,700	10,432,882

Net income attributable to Adeptus Health Inc. per Class A common share - Basic	$5.80	$0.97	$6.23	$1.08

Net income attributable to Adeptus Health Inc. per Class A common share - Diluted	$5.80	$0.97	$6.23	$1.08

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

Overview

We are a patient-centered healthcare organization providing emergency medical care through the largest network of freestanding emergency rooms in the United States and partnerships with premier healthcare providers. We own and operate First Choice Emergency Room in Texas, and operate a hospital and freestanding facilities in partnership with Texas Health Resources in Texas and UCHealth Emergency Rooms in partnership with University of Colorado Health in Colorado.  Together with Dignity Health, we also operate Dignity Health Arizona General Hospital and freestanding emergency departments in Arizona.  Adeptus Health is the largest and oldest network of freestanding emergency rooms in the United States. We have experienced rapid growth in recent periods, growing from 14 freestanding facilities at the end of 2012 to 93 freestanding facilities and two fully licensed general hospitals at June 30, 2016. We own and/or operate facilities currently located in the Houston, Dallas/Fort Worth, San Antonio and Austin, Texas markets, as well as in the Colorado Springs and Denver, Colorado and Phoenix, Arizona markets. In the Arizona and Dallas/Fort Worth markets, each of the freestanding facilities are outpatient departments of the hospitals in those markets.

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

Secondary Offerings

On May 11, 2015, we completed a public offering of 1,572,296 shares of our Class A common stock at a price to the public of $63.75 per share and received net proceeds of approximately $94.5 million, after deducting underwriting discounts and commissions and offering expenses. We used the net proceeds from the offering to purchase, for cash, 1,572,296 LLC Units. As such, the Company did not receive benefit from the net proceeds. An additional 842,704 shares were also sold by an affiliate of a significant stockholder.

On July 29, 2015, we completed a public offering of 2,645,277 shares of our Class A common stock at a price to the public of $105.00 per share and received net proceeds of approximately $265.9 million, after deducting underwriting discounts and commissions and offering expenses. We used the net proceeds from the offering to purchase, for cash, 2,645,277 LLC Units. As such, the Company did not receive benefit from the net proceeds. An additional 1,264,723 shares were also sold by an affiliate of a significant stockholder.

On June 8, 2016, we completed a public offering of 1,774,219 shares of our Class A common stock at a price to the public of $62.00 per share and received net proceeds of approximately $107.4 million, after deducting underwriting discounts and commissions and offering expenses. We used the net proceeds from the offering to purchase, for cash, 1,774,219 LLC Units. As such, the Company did not receive benefit from the net proceeds. An additional 1,043,281 shares were also sold by an affiliate of a significant stockholder.

Joint Venture with Dignity Health

On October 22, 2014, we announced our expansion into Arizona through a joint venture with Dignity Health, one of the nation’s largest health systems. As of June 30, 2016, the partnership includes Dignity Health Arizona General Hospital, a full-service healthcare hospital facility in Phoenix Arizona and seven freestanding emergency departments. The hospital received its CMS certification from the Joint Commission on January 30, 2015. Department of Health and Human Services’ Centers for Medicare and Medicaid Services, or CMS, certification allows us to receive reimbursement for services provided to Medicare and Medicaid patients of the hospital. Dignity Health Arizona Health Hospital is a full-service hospital facility, licensed by the state as a general hospital.  Spanning 39,000 square feet, the hospital has 16 inpatient rooms, two operating rooms for inpatient and outpatient surgical procedures, an emergency department, a high-complexity laboratory and a full radiology suite. Patients have full access to the Dignity Health area facilities and physicians, and the hospital provides Phoenix-area residents with 24/7 access to emergency medical care.

Joint Venture with University of Colorado Health

On April 21, 2015, we announced a new partnership with University of Colorado Health, or UCHealth, to improve access to high-quality and convenient emergency medical care in Colorado. Under the partnership, UCHealth holds a majority stake in the freestanding emergency rooms throughout Colorado Springs, northern Colorado and the Denver metro area.  The Company contributed the 12 existing freestanding emergency rooms it held in Colorado, which have since been rebranded as UCHealth emergency rooms, and the related business associated with these facilities to the joint venture. The partnership will also include hospital locations planned for Colorado Springs and Denver.

Joint Venture with Ochsner Health System

In September 2015, the Company announced the formation of a new partnership with New Orleans-based Ochsner Health System to enhance access to emergency medical care in Louisiana. The joint venture will include freestanding emergency departments in locations still to be determined.

Joint Venture with Mount Carmel Health System

In February 2016, the Company announced expansion into Ohio and a new partnership with Mount Carmel Health System.  The partnership will include freestanding emergency rooms in the Columbus, Ohio market.

Joint Venture with Texas Health Resources

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

On May 11, 2016, the Company announced the formation of a new partnership with Texas Health Resources (“THR”) to enhance access to emergency medical care in Dallas/Fort Worth. The Company contributed First Texas

Hospital and the 27 existing freestanding emergency rooms it held in Dallas/Fort Worth and the related business associated with these facilities to the joint venture. Under the joint venture, THR will hold a majority interest in these   facilities.  The contribution of these facilities and their operations was deemed a change of control for accounting purposes, and as such, the Company has recorded a gain of $185.4 million on the contribution of the previously fully owned facilities during the quarter ended June 30, 2016. This gain is net of a $9.6 million reduction of the goodwill related to the business associated with the facilities contributed to the joint venture.

We may not consolidate the financial results of the operations of any particular joint venture. While revenues from unconsolidated joint ventures are not recorded as revenues by us for GAAP reporting purposes, equity in earnings of joint ventures could be a significant portion of our overall earnings. The Company has contracts to manage the facilities, which results in the Company having an active role in the operations of the facilities and devoting a significant portion of its corporate resources to the fulfillment of these management responsibilities for which the Company receives a management fee. Additionally, the Company receives a stipend for providing physicians to the facilities within each joint venture.

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

Our patient volume is also influenced by local market conditions, such as weather, economy, etc., that may be beyond our direct control, as well as, seasonal conditions. These seasonal conditions include the timing, location and severity of influenza, allergens and other annually recurring viruses, which at times leads to severe upper respiratory concerns.

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

Patient service revenue before the provision for bad debt by major payor source for the periods indicated is as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Commercial	$92,068	$100,545	$215,114	$193,812
Self-pay	5,407	2,360	10,879	3,990
Medicaid	1,972	343	4,406	398
Medicare	1,269	111	3,175	145
Other	879	1,004	1,309	1,920
Patient Service Revenue	101,595	104,363	234,883	200,265
Provision for bad debt	(16,673)	(17,514)	(43,726)	(32,459)
Net Revenue	$84,922	$86,849	$191,157	$167,806

Four major third-party payors accounted for 79.5%, 85.1%, 80.8% and 85.6%, of our patient service revenue for the three and six months ended June 30, 2016 and 2015, respectively. These same payors also accounted for 76.2% and 65.9% of our accounts receivable as of June 30, 2016 and December 31, 2015, respectively. The following table presents a breakdown by major payor source of the percentage of patient service revenues for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Payor:
United HealthCare	30.3%	30.9%	29.4%	28.9%
Blue Cross Blue Shield	20.0	21.1	22.2	23.2
Aetna	15.8	19.5	15.9	19.7
Cigna	13.4	13.6	13.3	13.8
Other	17.3	14.5	16.0	14.1
Medicaid/Medicare	3.2	0.4	3.2	0.3
	100.0%	100.0%	100.0%	100.0%

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

Self-Pay

Self-pay consists of out-of-pocket payments for treatments by patients not otherwise covered by third-party payors. For the three and six months ended June 30, 2016 and 2015, self-pay payments accounted for 5.3%, 2.3%, 4.6%  and 1.9% of our patient service revenue, respectively.

Charity Care

Charity care consists of the write-off of all charges associated with patients who are treated but do not have commercial insurance or the ability to self-pay. For the three and six months ended June 30, 2016 and 2015, charity care write-offs represented 3.3%, 9.0%, 3.4% and 8.9%, of our patient service revenue, respectively.

Key Performance Measures

The key performance measures we use to evaluate our business focus on the number of patient visits, or patient volume, same-store revenue and Adjusted EBITDA. As a result of our strategy of partnering with Dignity Health in

Arizona, University of Colorado Health in Colorado and THR in Dallas/Fort Worth, we review unconsolidated facility revenues and also manage our facilities utilizing certain supplemental systemwide growth metrics, including systemwide same-store revenue, systemwide net patient services revenue and systemwide patient volume.

Patient Volume

We utilize patient volume to forecast our expected net revenue and as a basis by which to measure certain costs of the business. We track patient volume at the facility level. The number of patients we treat is influenced by factors we control and also by conditions that may be beyond our direct control. See "—Key Revenue Drivers."

Systemwide Same-Store Revenue

We begin comparing systemwide same-store revenue for a new facility on the first day of the 16th full fiscal month following the facility's opening, which is when we believe systemwide same-store comparison becomes meaningful. When a facility is relocated, we continue to include revenue from that facility in systemwide same-store revenue. Systemwide same-store revenue allows us to evaluate how our facility base is performing by measuring the change in period-over-period net revenue in facilities that have been open for 15 months or more. Various factors affect systemwide same-store revenue, including outbreaks of illnesses, changes in marketing and competition. For the three months ended June 30, 2016, our systemwide same-store revenue decreased by 2.8% to $91.6 million from $94.3 million for the three months ended June 30, 2015.  For the six months ended June 30, 2016, our systemwide same-store revenue grew by 3.5% to $171.4 million from $165.6 million for the six months ended June 30, 2015. Opening new facilities is an important part of our growth strategy. These new facilities, within 15 months after opening, generally have historically generated approximately $5.0 million to $6.0 million in annual net revenue and on average have historically incurred approximately $3.6 million to $4.0 million in annual operating expenses. On that basis, our average annual estimated operating income, excluding depreciation and amortization, for such facilities has historically been between $1.0 million and $2.0 million, which would represent a facility operating margin, excluding depreciation and amortization, of between approximately 28% and 33%. As we continue to pursue our growth strategy, we anticipate that a significant percentage of our revenue will come from stores not yet included in our systemwide same-store revenue calculation.

Systemwide Net Patient Services Revenue

The revenues and expenses of equity method facilities are not directly included in our consolidated GAAP results. Only the (i) Company’s share of the income generated from its non-controlling equity investment in one full-service healthcare hospital facility and seven freestanding emergency rooms in Arizona, (ii) the Company’s preferred return and its share of the income generated from its non-controlling equity investments in 16 freestanding emergency rooms in Colorado and one hospital and 30 freestanding facilities in Dallas/Fort Worth, and (iii)  its share of the income generated from its non-controlling equity investment in the development activity associated with our joint ventures with Ochsner Health System in Louisiana and Mount Carmel Health System in Ohio is reported on a net basis in the line item equity in earnings of unconsolidated joint ventures. Because of this, management supplementally focuses on non-GAAP systemwide results, which measure results from all our facilities, including revenues from our consolidated facilities and our equity method facilities (without adjustment based on our percentage of ownership). Systemwide net patient services revenue is a non-GAAP measure of our financial performance, as it includes revenue from our unconsolidated facilities as if they were consolidated, and should not be considered as an alternative to net patient service revenue as a measure of financial performance, or any other performance measure derived in accordance with GAAP. We believe the presentation of systemwide net patient service revenue provides supplemental information regarding our financial performance as it includes revenue earned by all of our affiliated facilities, regardless of consolidation.

For the three months ended June 30, 2016, systemwide net patient services revenue grew by 36.2% to $142.4 million for the three months ended June 30, 2016, from $104.5 million for the three months ended June 30, 2015. The growth in systemwide net patient services revenue was primarily attributable to the impact of increased patient volumes from the expansion of the number of freestanding facilities from 68 to 93, annual gross charge increases and continued growth of our hospitals and their hospital outpatient departments in Arizona and Texas. For the three months ended June

30, 2016, systemwide patient volume grew by 58.6% to 89,001 compared to 56,119 for the three months ended June 30, 2015.

For the six months ended June 30, 2016, systemwide net patient services revenue grew by 50.0% to $282.7 million for the six months ended June 30, 2016, from $188.5 million for the six months ended June 30, 2015. The growth in systemwide net patient services revenue was primarily attributable to the impact of increased patient volumes from the expansion of the number of freestanding facilities from 68 to 93, annual gross charge increases and continued growth of our hospitals and their hospital outpatient departments in Arizona and Texas. For the six months ended June 30, 2016, systemwide patient volume grew by 67.3% to 180,076 compared to 107,667 for the six months ended June 30, 2015.

The following table sets forth a reconciliation of our systemwide net patient services revenue for the periods indicated (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Net Patient Services Revenue:
Consolidated facilities(1)	$84,922	$86,849	$191,157	$167,806
Unconsolidated joint ventures	57,455	17,659	91,580	20,662
Systemwide net patient services revenue	$142,377	$104,508	$282,737	$188,468

(1)

Net patient services revenue from our Colorado and Dallas/Fort Worth facilities is included as consolidated facilities revenue until consummation of the UCHealth joint venture on April 20, 2015 and the THR joint venture on May 11, 2016, respectively.

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

The following table sets forth a reconciliation of our Adjusted EBITDA to net income using data derived from our condensed consolidated financial statements for the periods indicated (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income	$ 148,196	$ 27,674	$ 156,059	$ 29,276
Depreciation and amortization(a)	5,206	4,929	10,015	9,685
Interest expense	1,822	3,898	3,648	7,172
Provision for income taxes	47,270	6,328	50,388	6,806
Gain on contribution to joint venture(b)	(185,336)	(24,250)	(185,336)	(24,250)
Preopening expenses(c)	3,294	1,991	5,234	4,089
Stock compensation expense(d)	1,221	608	2,309	1,157
Public offering costs€	530	993	530	993
Duplicative billing effort (f)	—	—	208	—
Other(g)	292	769	1,179	1,275
Total adjustments	(125,701)	(4,734)	(111,825)	6,927
Adjusted EBITDA	$ 22,495	$ 22,940	$ 44,234	$ 36,203

(a)	Includes the Company’s proportionate share of depreciation and amortization related to its joint ventures.
(b)	Consists of a gain recognized on the contribution and change of control of previously owned freestanding facilities to the joint venture with THR in May 2016 and UCHealth in April 2015.
(c)	Includes labor, marketing costs and occupancy costs prior to opening facilities and hospital losses prior to obtaining Medicare certification.
(d)	Stock compensation expense associated with grants of management incentive units.
(e)	For the three and six months ended June 30, 2016 and 2015, we incurred cost of $0.5 million and $1.0 million, respectively, in conjunction with secondary public offerings.
(f)	Consists of duplicative costs, including salaries, stay bonuses, and contract labor, incurred during the transition to outsource billing services for the ICD-10 conversion.
(g)

For the three months ended June 30, 2016, we incurred costs to develop long-term strategic goals and objectives totaling $0.3 million. For the three months ended June 30, 2015, we incurred costs to develop long-term strategic goals and objectives totaling approximately $0.6 million and third-party costs and fees involved in recruiting our management team of $0.2 million.

For the six months ended June 30, 2016, we incurred costs to develop long-term strategic goals and objectives totaling $1.2 million. For the six months ended June 30, 2015, we incurred costs to develop long-term strategic goals and objectives totaling approximately $1.1 million, third-party costs and fees involved in recruiting our management team of $0.2 million and terminated real-estate development costs totaling $32,000.

Results of Operations

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

The following table summarizes our results of operations for the three months ended June 30, 2016 and 2015 (in thousands):

	Three months ended June 30,
					Percentage of
			Change from prior		net patient
			period		service revenue
	2016	2015	$	%	2016	2015
Statement of Operations Data:
Revenue
Patient service revenue	$101,595	$104,363	$(2,768)	(2.7)%
Provision for bad debt	(16,673)	(17,514)	841	(4.8)
Net patient service revenue	84,922	86,849	(1,927)	(2.2)	100.0%	100.0%
Management and contract services revenue	15,245	2,738	12,507	456.8	18.0	3.2
Total net operating revenue	100,167	89,587	10,580	11.8	118.0	103.2
Equity in earnings of unconsolidated joint ventures	2,435	3,621	(1,186)	(32.8)	2.9	4.2
Operating expenses:
Salaries, wages and benefits	62,130	51,124	11,006	21.5	73.2	58.9
General and administrative	13,015	11,370	1,645	14.5	15.3	13.1
Other operating expenses	12,093	12,541	(448)	(3.6)	14.2	14.4
Depreciation and amortization	3,412	4,523	(1,111)	(24.6)	4.0	5.2
Total operating expenses	90,650	79,558	11,092	13.9	106.7	91.6
Income from operations	11,952	13,650	(1,698)	(12.4)	14.1	15.7
Other income (expense):
Gain on contribution to joint venture	185,336	24,250	161,086	664.3	218.2	27.9
Interest expense	(1,822)	(3,898)	2,076	(53.3)	(2.1)	(4.5)
Total other income	183,514	20,352	163,162	801.7	216.1	23.4
Income before provision for income taxes	195,466	34,002	161,464	474.9	230.2	39.2
Provision for income taxes	47,270	6,328	40,942	647.0	55.7	7.3
Net income	$148,196	$27,674	$120,522	435.5%	174.5%	31.9%

Overall

Our results for the three months ended June 30, 2016 reflect a 11.8% increase in net operating revenue to $100.2 million and net income of $148.2 million compared to net income of $27.7 million for the three months ended June 30, 2015. The increase in net income is primarily attributable to a $10.6 million increase in net operating revenue, a $2.1 million decrease in interest expense, and a $185.3 million gain recognized on the contribution and change of control of previously owned facilities to the joint venture with THR. This increase was partially offset by a $1.2 million decrease in equity in earnings of unconsolidated joint ventures, an increase of salaries, wages, and benefits and other costs related to our growth initiatives and the impact of deferred taxes associated with the gain recognized on the contribution and change of control of previously owned facilities to the joint venture with THR.

Revenue

Patient Service Revenue

Patient service revenue decreased by $2.8 million, or 2.7%, to $101.6 million for the three months ended June 30, 2016 from $104.4 million for the three months ended June 30, 2015. The decrease was primarily attributable to the deconsolidation of our DFW locations due to the THR joint venture offset by the impact of volumes generated from the expansion of the number of consolidated freestanding facilities and annual gross charge increases.

Provision for Bad Debt

Our provision for bad debt decreased by $0.8 million to $16.7 million for the three months ended June 30, 2016, from $17.5 million for the three months ended June 30, 2015. This decrease was primarily attributable to the deconsolidation of our Dallas/Fort Worth locations due to the THR joint venture offset by bad debts associated with revenue generated from the expansion of the number of consolidated freestanding facilities.

Net Patient Service Revenue

As a result of the factors described above, our net patient service revenue decreased by $1.9 million, or 2.2%, to $84.9 million for the three months ended June 30, 2016, from $86.8 million for the three months ended June 30, 2015.

Management and Contract Services Revenue

Management and contract services revenue was $15.2 million for the three months ended June 30, 2016 compared to $2.7 million for the three months ended June 30, 2015. The increase is a result of our management and contract services agreement associated with our joint venture agreements, which increased due to the addition of the joint venture with THR in May 2016.

Equity in Earnings of Unconsolidated Joint Ventures

Equity in earnings of joint ventures consists of our ownership interest, which ranges from 49.0% to 50.1%, of earnings generated from our non-controlling equity investments. Our equity in earnings of unconsolidated joint ventures decreased by $1.2 million to $2.4 million for the three months ended June 30, 2016 from earnings of approximately $3.6 million for the three months ended June 30, 2015. The decrease is primarily attributable to a decrease in volumes in our UCHealth joint venture and increased contract services expense partially offset by earnings from the Arizona and Dallas/Fort Worth joint ventures.

Operating Expenses

Salaries, Wages and Benefits

Salaries, wages and benefits increased by $11.0 million to $62.1 million for the three months ended June 30, 2016, from $51.1 million for the three months ended June 30, 2015. This increase was primarily attributable to our continued efforts to support new facility growth, including $3.7 million in facility compensation, coupled with an increase of $12.9 million for physician labor, as we provide physician services to each facility, whether owned or managed, offset by billing and collection salaries, wages and benefits outsourced to a third party revenue cycle company and the deconsolidation of salaries attributable to joint ventures.

General and Administrative

General and administrative expenses increased by $1.6 million to $13.0 million for the three months ended June 30, 2016, from $11.4 million for the three months ended June 30, 2015. This increase was primarily attributable to $1.7 million in costs related to outsourcing billing and collections to a third party revenue cycle company, $0.5 million in legal and accounting expenses, and $0.4 million in other corporate expenses, offset by reductions of $0.4 million in marketing costs associated with opening new facilities and our consumer awareness program, $0.5 million in costs associated with the secondary offerings in the current period compared to the prior year and the deconsolidation of costs attributable to joint ventures.

Other Operating Expenses

Other operating expenses decreased by $0.4 million to $12.1 million for the three months ended June 30, 2016, from $12.5 million for the three months ended June 30, 2015. This decrease was primarily attributable to the deconsolidation of costs attributable to joint ventures, offset by increases in costs due to the expansion of the number of consolidated freestanding facilities, including $1.6 million in lease costs for buildings and medical equipment, $0.1 million in building and medical equipment maintenance and $0.6 million in patient care and supply costs.

Depreciation and Amortization

Depreciation and amortization expenses decreased by $1.1 million to $3.4 million for the three months ended June 30, 2016, from $4.5 million for the three months ended June 30, 2015. This decrease was primarily attributable to the deconsolidation of assets attributable to joint ventures.

Other Income (Expense)

Gain on Contribution to Joint Venture

The Company recorded a gain of $185.4 million for the three months ended June 30, 2016 as a result of the contribution and change of control of previously owned freestanding facilities to the joint venture with THR. This gain is net of a $9.6 million reduction of the goodwill related to the business associated with the facilities contributed to the joint venture.

Interest Expense

Interest expense primarily consists of interest on our Senior Secured Credit Facility. Our interest expense decreased by $2.1 million to $1.8 million for the three months ended June 30, 2016, compared to $3.9 million for the three months ended June 30, 2015. This decrease was primarily attributable to lower borrowing rates as a result of refinancing our Senior Secured Credit Facility in October 2015.

Income Before Provision for Income Taxes

As a result of the factors described above, we recorded income before provision for income taxes of $195.5 million for the three months ended June 30, 2016, compared to net income of $34.0 million for the three months ended June 30, 2015.

Provision for Income Taxes

For the three months ended June 30, 2016, we recorded income tax expense of $47.3 million, which consists of $46.9 million of federal income tax expense and Texas margin tax of $0.4 million.

Net Income

As a result of the factors described above, we recorded net income of $148.2 million for the three months ended June 30, 2016, compared to net income of $27.7 million for the three months ended June 30, 2015.

Six months ended June 30, 2016 Compared to Six months ended June 30, 2015

The following table summarizes our results of operations for the six months ended June 30, 2016 and 2015 (in thousands):

	Six months ended June 30,
					Percentage of
			Change from prior		net patient
			period		service revenue
	2016	2015	$	%	2016	2015
Statement of Operations Data:
Revenue
Patient service revenue	$234,883	$200,265	$34,618	17.3%
Provision for bad debt	(43,726)	(32,459)	(11,267)	34.7
Net patient service revenue	191,157	167,806	23,351	13.9	100.0%	100.0%
Management and contract services revenue	21,779	3,234	18,545	573.4	11.4	1.9
Total net operating revenue	212,936	171,040	41,896	24.5	111.4	101.9
Equity in earnings of unconsolidated joint ventures	4,936	2,927	2,009	68.6	2.6	1.7
Operating expenses:
Salaries, wages and benefits	128,945	100,004	28,941	28.9	67.5	59.6
General and administrative	29,279	21,834	7,445	34.1	15.3	13.0
Other operating expenses	27,106	23,846	3,260	13.7	14.2	14.2
Depreciation and amortization	7,783	9,279	(1,496)	(16.1)	4.1	5.5
Total operating expenses	193,113	154,963	38,150	24.6	101.0	92.3
Income from operations	24,759	19,004	5,755	30.3	13.0	11.3
Other income (expense):
Gain on contribution to joint venture	185,336	24,250	161,086	664.3	97.0	14.5
Interest expense	(3,648)	(7,172)	3,524	(49.1)	(1.9)	(4.3)
Total other income	181,688	17,078	164,610	963.9	95.0	10.2
Income before provision for income taxes	206,447	36,082	170,365	472.2	108.0	21.5
Provision for income taxes	50,388	6,806	43,582	640.3	26.4	4.1
Net income	$156,059	$29,276	$126,783	433.1%	81.6%	17.4%

Overall

Our results for the six months ended June 30, 2016 reflect a 24.5% increase in net operating revenue to $212.9 million and net income of $156.1 million compared to net income of $29.3 million for the six months ended June 30, 2015. The net income is primarily attributable to a $41.9 million increase in net operating revenue coupled with increases of $2.0 million and $161.1 million in earnings of unconsolidated joint ventures and a gain on our contribution and change of control of previously owned freestanding facilities to a joint venture with THR, respectively. These increases are partially offset by a $28.9 million increase in salaries, wages and benefits, $10.7 million increase in other costs related to our growth initiatives, an increase in the provision for income tax of $43.6 million, and decreases of $1.5 million in depreciation expense and $3.5 million in interest expense associated with our long-term debt.

Revenue

Patient Service Revenue

Patient service revenue increased by $34.6 million, or 17.30%, to $234.9 million for the six months ended June 30, 2016 from $200.3 million for the six months ended June 30, 2015. This increase was primarily attributable to the impact of patient volumes from new consolidated freestanding facilities and gross charge increases, offset by the deconsolidation of our Dallas/Fort Worth locations due to the THR joint venture.

Provision for Bad Debt

Our provision for bad debt increased by $11.3 million to $43.7 million for the six months ended June 30, 2016, from $32.5 million for the six months ended June 30, 2015. This increase was primarily attributable to bad debts associated with revenue generated from the expansion of the number of consolidated freestanding facilities, offset by the deconsolidation of our Dallas/Fort Worth locations due to the THR joint venture.

Net Patient Service Revenue

As a result of the factors described above, our net patient service revenue increased by $23.4 million, or 13.9%, to $191.2 million for the six months ended June 30, 2016, from $167.8 million for the six months ended June 30, 2015.

Management and Contract Services Revenue

Management and contract services revenue was $21.8 million for the six months ended June 30, 2016 compared to $3.2 million for the six months ended June 30, 2015. The increase is a result of our management and contract services agreement associated with our joint venture agreements, which increased due to the addition of the joint venture with THR in May 2016.

Equity in Earnings of Unconsolidated Joint Ventures

Equity in earnings of joint ventures consists of our ownership interest, which ranges from 49.0% to 50.1%, of earnings generated from our non-controlling equity investments. Our equity in earnings of unconsolidated joint ventures increased by $2.0 million to $4.9 million for the six months ended June 30, 2016 from earnings of approximately $2.9 million for the six months ended June 30, 2015. The increase is attributable to entering a joint venture with THR in May 2016.

Operating Expenses

Salaries, Wages and Benefits

Salaries, wages and benefits increased by $28.9 million to $128.9 million for the six months ended June 30, 2016, from $100.0 million for the six months ended June 30, 2015. This increase was primarily attributable to our continued efforts to support new facility growth, including $11.2 million in facility and corporate compensation, coupled with an increase of $24.8 million for physician labor, which includes both owned and managed facilities as we provide physician services to each facility, offset by billing and collection salaries, wages and benefits outsourced to a third party revenue cycle company and the deconsolidation of salaries attributable to joint ventures.

General and Administrative

General and administrative expenses increased by $7.4 million to $29.3 million for the six months ended June 30, 2016, from $21.8 million for the six months ended June 30, 2015. This increase was primarily attributable to $3.3 million in costs related to outsourcing billing and collections to a third party revenue cycle company, $1.1 million in additional facility utilities and insurance expenses, $2.1 million in legal and accounting expenses, $0.2 million in travel expenses associated with increased headcount and the opening of new facilities outside of the Dallas/Fort Worth market and $1.7 million in other corporate expenses, offset by reductions of $0.5 million in marketing costs associated with opening new facilities and our consumer awareness program, $0.5 million in costs associated with the secondary offerings in the current period compared to the prior year and the deconsolidation of costs attributable to joint ventures.

Other Operating Expenses

Other operating expenses increased by $3.3 million to $27.1 million for the six months ended June 30, 2016, from $23.8 million for the six months ended June 30, 2015. This increase was primarily attributable to $4.0 million in additional lease costs for buildings and medical equipment at new and existing facilities and $0.6 million in building and equipment maintenance for new and existing facilities. These costs were offset by decreases of $0.7 million in patient care and supply costs for new and existing facilities, $0.7 million in lease costs for corporate office space, as a charge of $0.4 million for lease termination expense in prior year did not recur, and the deconsolidation of costs attributable to joint ventures.

Depreciation and Amortization

Depreciation and amortization expenses decreased by $1.5 million to $7.8 million for the six months ended June 30, 2016, from $9.3 million for the six months ended June 30, 2015. This decrease was primarily attributable to the deconsolidation of costs attributable to joint ventures and a decrease in capital expenditures on new facility construction as we shifted toward third-party developers to fund all new construction.

Other Income (Expense)

Gain on Contribution to Joint Venture

The Company recorded a gain of $185.4 million for the six months ended June 30, 2016 as a result of the contribution and change of control of previously owned freestanding facilities to the joint venture with THR. This gain is net of a $9.6 million reduction of the goodwill related to the business associated with the facilities contributed to the joint venture.

Interest Expense

Interest expense primarily consists primarily of interest on our Senior Secured Credit Facility. Our interest expense decreased by $3.5 million to $3.6 million for the six months ended June 30, 2016, compared to $7.2 million for the six months ended June 30, 2015. This decrease was primarily attributable to lower borrowing rates as a result of refinancing our Senior Secured Credit Facility in October 2015.

Income Before Provision for Income Taxes

As a result of the factors described above, we recorded income before provision for income taxes of $206.4 million for the six months ended June 30, 2016, compared to $36.1 million for the six months ended June 30, 2015.

Provision for Income Taxes

For the six months ended June 30, 2016, we recorded income tax expense of $50.4 million, which consists of $49.4 million of federal income tax expense and state tax expense of $1.0 million.

Net Income

As a result of the factors described above, we recorded net income of $156.1 million for the six months ended June 30, 2016, compared to net income of $29.3 million for the six months ended June 30, 2015.

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

As of June 30, 2016, our principal sources of liquidity included cash of $3.7 million, funds available under our Senior Secured Credit Facility line of credit of $34.0 million, net of $10.2 million for outstanding letters of credit, subject to meeting certain debt covenants.   As of June 30, 2016, we also had $72.9 million available under the MPT Agreements.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six months ended
	June 30,
	2016	2015
Net cash (used in) provided by operating activities	$(15,993)	$1,075
Net cash used in investing activities	(4,421)	(758)
Net cash provided by financing activities	8,095	43,810
Net (decrease) increase in cash	$(12,319)	$44,127

Net Cash from Operating Activities

Net cash used by operating activities increased by $17.1 million to $16.0 million for the six months ended June 30, 2016, from $1.1 million provided by operating activities for the same period in 2015. This increase was primarily attributable to the gain and impact of deferred taxes associated with the contribution and change of control of previously owned facilities to the joint venture with THR, coupled with increases in receivables from joint ventures.

Net Cash from Investing Activities

Net cash used in investing activities increased by $3.6 million to $4.4 million for the six months ended June 30, 2016, from $0.8 million used by investing activities for the same period in 2015. This increase was primarily attributable to our investment in joint ventures with Ochsner Health System and Mount Carmel Health System, offset by proceeds from the sale of property and equipment in 2015 which did not recur in the current period.

Net Cash from Financing Activities

Net cash provided by financing activities decreased by $35.7 million to $8.1 million for the six months ended June 30, 2016, from $43.8 million for the same period in 2015. This decrease results primarily from a decrease in borrowings under our Senior Secured Credit Facility in the current period compared to prior period, coupled with the reduction in outstanding debt due to payments of principal which began in December 2015.

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

As a result of our strategy of partnering with leading healthcare providers, we do not own a controlling interest in our facilities in Colorado, Arizona and Dallas/Fort Worth.  At June 30, 2016, we accounted for these joint ventures under the equity method. Our ownership percentage ranges from 49.0% to 50.1% in each joint venture at June 30, 2016.

As described above, our unconsolidated joint ventures are structured as limited liability corporations. These joint ventures do not provide financing, liquidity, or market or credit risk support for us.

Obligations and Commitments

The following is a summary of our contractual obligations as of June 30, 2016 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$ 137,341	$ 3,760	$ 16,800	$ 116,781	$ -
Capital lease obligations(1)	243	24	98	98	23
Operating lease obligations	832,378	34,433	134,908	110,819	552,218
Total	$ 969,962	$ 38,217	$ 151,806	$ 227,698	$ 552,241

(1)	Includes amounts representing interest.

Senior Secured Credit Facility

On October 31, 2013, we entered into a Senior Secured Credit Facility (the “Facility”) for a $75.0 million term loan which matured on October 31, 2018. The Facility included an additional $165.0 million delayed draw term loan commitment, which expired in April 2015 and a $10.0 million revolving commitment that matured on October 31, 2018. All of our assets were pledged as collateral under the Facility.  The borrowings under the Facility was used by us to provide financing for working capital, capital expenditures and for new facility expansion and replaced an existing credit facility.

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

Borrowings under the New Facility bear interest, at our option, at a rate equal to an applicable margin over (a) a base rate determined by reference to the highest of (1) the prime rate, (2) the federal funds effective rate plus 0.50% and (3) LIBOR for an interest period of one month plus 1%, or (b) LIBOR for the applicable interest period. The applicable margin for the New Facility ranges, based on our consolidated net leverage ratio, from 2.25% to 3.00% in the case of base rate loans and from 3.25% to 4.00% in the case of LIBOR loans. The New Facility includes an unused line fee ranging, based on our consolidated net leverage ratio, from 0.40% to 0.50% per annum on the revolving commitment. We had $23.8 million available under the revolving commitment at June 30, 2016, subject to certain debt covenants. During the six months ended June 30, 2016, we made mandatory principal payments under the New Facility of $3.1 million.

The New Facility contains a number of significant negative covenants. Such negative covenants, among other things and subject to certain exceptions, restrict Adeptus Health, Inc. and its subsidiaries’ ability to incur additional indebtedness, make guarantees and enter into hedging agreements; create liens on assets; engage in mergers or consolidations; transfer assets; pay dividends and distributions; change the nature of our business; make investments, loans and advances, including acquisitions; engage in certain transactions with affiliates; amend certain material agreements, including the MPT Agreements and organizational documents; enter into certain joint ventures; enter into certain restrictive agreements and make certain changes to our accounting practices. In addition, the New Facility contains financial covenants that, among other things, require us to maintain a consolidated net leverage ratio of at most 5.00 to 1.00 as of June 30, 2016 (decreasing to 2.00 to 1.00 as of September 30, 2019); a consolidated fixed charge coverage ratio of at least 1.25 to 1.00; and a minimum Non-MPT Facility EBITDA as of the end of any fiscal quarter of not less than $40.0 million. The financial covenant calculations are based on Adeptus Health Inc. and its subsidiaries as a consolidated group. In addition, the New Facility includes certain limitations on intercompany indebtedness. The affirmative covenants, negative covenants, and financial covenants, are measured on a quarterly basis and, as of June 30, 2016, we were in compliance with all covenant requirements.

Capital Lease Obligations

Assets under capital leases totaled approximately $0.2 million as of June 30, 2016, and were included within the medical equipment component of net property and equipment. We began recording amortization expense associated with these capital lease assets on July 1, 2016.

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

Pursuant to the MPT Agreements, as amended, MPT will acquire parcels of land, fund the ground-up construction of new freestanding emergency room facilities and lease the facilities to us upon completion of construction. Under the terms of the MPT Agreement, MPT is required to fund all hard and soft costs, including the project purchase price, closing costs and pursuit costs for the assets relating to the construction of a fixed number of facilities with a maximum aggregate funding of $500.0 million, of which, $72.9 million remained uncommitted as of June 30, 2016. Each completed project will be leased for an initial term of 15 years, with three five-year renewal options. We follow the guidance in Accounting Standards Codification, or ASC, 840, Leases, and ASC 810, Consolidation, in evaluating the lease as a build-to-suit lease transaction to determine whether we would be considered the accounting owner of the facilities during the construction period.

In addition to the MPT Agreements, the Company has entered into similar agreements with certain developers to fund and lead the development efforts on the construction of future facilities. As of June 30, 2016, the Company had total receivables of $10.1 million from the lessor to the MPT Agreements and certain developers for soft costs incurred for facilities currently under development.

We lease approximately 80,000 square feet for our corporate headquarters. Lease expense associated with this lease was $0.6 million for the six months ended June 30, 2016.

We have sublease agreements with the joint ventures in Arizona, Colorado and Dallas/Fort Worth under which the Company subleases certain freestanding emergency room facilities, ground leases and equipment leases to the joint ventures. Under these agreements, the Company received $8.4 million, $2.5 million, $13.0 million and $3.2 million during the three and six months ended June 30, 2016 and 2015, respectively, as rental income which is accounted for as a reduction of rent expense.

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

The table below provides our total capital expenditures for the period (in thousands):

	Six months ended
	June 30,
	2016	2015
Leasehold improvements	$201	$1,303
Computer equipment	1,503	927
Medical equipment	1,135	21
Office equipment	879	1,019
	$3,718	$3,270

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

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation: Amendments to the Consolidation Analysis” (Topic 810). This standard modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2015 and requires either a retrospective or a modified retrospective approach to adoption. Early adoption is permitted.  The Company adopted amendments under ASU 2015-02 retrospectively on January 1, 2016. The adoption of the standard did not have an impact on the Company’s condensed consolidated financial statements as there was no change to the entities currently consolidated by the Company.

In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs," (Subtopic 835-30) which changes the presentation of debt issuance costs in financial statements. ASU No. 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. ASU No. 2015-03 is effective for annual reporting periods beginning after December 15, 2015. We retrospectively adopted the provisions of ASU 2015-03 as of January 1, 2016. As if December 31, 2015, $3.7 million of debt issuance costs were reclassified in the consolidated balance sheet from other long-term assets to long-term debt, less current portion. The adoption of ASU 2015-03 impacted the presentation of our consolidated financial position and had no impact on our results of operations, or cash flows.

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

In March 2016, FASB issued ASU 2016-09 “Improvements to Employee Share-Based Payment Accounting” (Topic 718). This new standard simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted. The Company is currently assessing the potential impact of the new standard on our consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risks related to changes in variable interest rates. As of June 30, 2016, we had $137.3 million of indebtedness (excluding capital leases) which is at variable interest rates. We have not engaged in hedging activity related to the New Credit Facility nor do we use leveraged financial instruments.

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

Changes in Internal Control Over Financial Reporting

During the period ended June 30, 2016, our management was engaged in the implementation of remediation efforts to address the material weakness that was identified in our Annual Report on Form 10-K for the year ended December 31, 2015. These remediation efforts were designed both to address the identified weakness and to enhance our overall financial reporting control environment. The Company is implementing controls over the completeness and accuracy of revenue transaction data exchanged with the third-party provider. In addition, the Company plans to obtain an appropriate annual internal control report from the third-party service organization utilized in coding and billing payors for the year ended December 31, 2016. This report will not be available until the fourth quarter of 2016, and as such, the material weakness cannot be fully remediated until that time.

Other than the controls related to the material weakness described above, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ADEPTUS HEALTH INC.

Date: July 29, 2016	/s/ Timothy L. Fielding
Timothy L. Fielding
(Chief Financial Officer and Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1†

Amended and Restated Adeptus Health Inc. 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36520) filed with the Commission on May 17, 2016).

10.2

Operating Agreement of FTH DFW Partners LLC, dated as of May 10, 2016, by and between Texas Health Resources and ADPT DFW Holdings LLC, each as members of the FTH DFW Partners LLC, together with the integrated agreements (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).

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