Form 10-Q
period 2016-09-30
Adeptus Health Inc.
filed 2016-11-09
CIK 1602367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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



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

The number of shares of the registrant’s series A Preferred Stock, par value $0.01 per share, outstanding was 21,893 as of November 7, 2016. The number of shares of the registrant’s Class A common stock, par value $0.01 per share, outstanding was 16,395,599 as of November 7, 2016.  The number of shares of the registrant’s Class B common stock, par value $0.01 per share, outstanding was 4,724,430 as of November 7, 2016.

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
•

With respect to the amendment to our credit facility entered into on November 1, 2016 providing for an incremental $25 million of committed term loan financing, our ability to satisfy the conditions to funding for the first $15 million and/or the remaining $10 million of availability after the first drawing;

•	Our ability to secure sufficient liquidity from external financing sources and maintain sufficient levels of cash flow to meet growth expectations;

•	Delays in conversion of patient receivables into cash, as well as increased potential for bad debt expense, associated with deficiencies in billing and collections related to our services;
•	Potential instability resulting from recent changes in our management and board of directors;
•	Our ability to protect our brand;
•	Federal and state laws and regulations relating to our facilities, which could lead to the incurrence of significant penalties by us or require us to make significant changes to our operations;
•	Our ability to locate available facility sites on terms acceptable to us;
•	Competition from hospitals, clinics and other emergency care providers;
•	Our dependence on payments from third-party payors;
•	Our ability to source and procure new products and equipment to meet patient preferences;
•	Our reliance on Medical Properties Trust (“MPT”) and the MPT Master Funding and Development Agreements;
•

Disruptions in the global financial markets leading to difficulty in borrowing sufficient amounts of capital to finance the carrying costs of inventory, to pay for capital expenditures and operating costs;

•	Our ability or the ability of our healthcare system partners to negotiate favorable contracts or renew existing contracts with third-party payors on favorable terms;
•	Significant changes in our payor mix or case mix resulting from fluctuations in the types of cases treated at our facilities;
•	Significant changes in rules, regulations and systems governing Medicare and Medicaid reimbursements;
•	Material changes in IRS revenue rulings, case law or the interpretation of such rulings;
•	Shortages of, or quality control issues with, emergency care-related products, equipment and medical supplies that could result in a disruption of our operations;
•	The intense competition we face for patients, physician use of our facilities, strategic relationships and commercial payor contracts;
•	The fact that we may be subject to significant malpractice and related legal claims;
•	The impact on us of PPACA, which represents a significant change to the healthcare industry and of any repeal of PPACA that may occur following the inauguration of President-elect Donald Trump;
•	Ensuring our continued compliance with HIPAA, which could require us to expend significant resources and capital;
•	Our actual operating results varying from the guidance we provide to investors and analysts;
•	The volatility in our stock price;
•	Our ability to successfully defend a pending action under the federal securities laws:

•	Our ability to maintain proper and effective internal controls necessary to provide accurate financial statements on a timely basis; and
•	The factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 under Part I, “Item 1 A, Risk Factors.”

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Adeptus Health Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30,	December 31,
	2016	2015
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$6,077	$16,037
Accounts receivable, less allowance for doubtful accounts of $25,941 and $28,818, respectively	79,694	65,954
Other receivables and current assets	78,927	31,532
Medical supplies inventory	4,394	5,167
Total current assets	169,092	118,690
Property and equipment, net	33,725	70,187
Investment in unconsolidated joint ventures	265,124	43,104
Deposits	1,260	1,163
Deferred tax assets	259,184	206,265
Intangibles, net	16,900	18,235
Goodwill	51,390	61,009
Other long-term assets	2,004	2,950
Total assets	$798,679	$521,603
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$31,278	$27,521
Accrued compensation	19,835	23,197
Current maturities of long-term debt	7,055	7,585
Current maturities of capital lease obligations	71	102
Deferred rent	830	858
Total current liabilities	59,069	59,263
Long-term debt, less current maturities	153,325	113,563
Payable to related parties pursuant to tax receivable agreement	237,914	191,302
Capital lease obligations, less current maturities	307	3,954
Deferred rent	2,867	3,837
Total liabilities	453,482	371,919
Commitments and contingencies
Shareholders' equity
Preferred stock, par value $0.01 per share; 10,000,000 shares authorized and zero shares issued and outstanding at September 30, 2016 and December 31, 2015	—	—
Class A common stock, par value $0.01 per share; 50,000,000 shares authorized, 16,395,599 and 14,257,187 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	164	143
Class B common stock, par value $0.01 per share; 20,000,000 shares authorized, 4,724,430 and 6,510,738 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	47	65
Additional paid-in capital	173,062	85,457
Retained earnings	86,847	6,323
Total shareholders' equity	260,120	91,988
Non-controlling interest	85,077	57,696
Total equity	345,197	149,684
Total liabilities and shareholders' equity	$798,679	$521,603

The accompanying notes are an integral part of these unaudited financial statements.

Adeptus Health Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue:
Patient service revenue	$70,174	$101,254	$305,057	$301,519
Provision for bad debt	(8,358)	(17,907)	(52,084)	(50,365)
Net patient service revenue	61,816	83,347	252,973	251,154
Management and contract services revenue	23,552	4,865	45,331	8,098
Total net operating revenue	85,368	88,212	298,304	259,252
Equity in (loss) earnings of unconsolidated joint ventures	(8,457)	4,543	(3,521)	7,470
Operating expenses:
Salaries, wages and benefits	64,580	55,420	193,525	155,424
General and administrative	15,119	13,866	44,398	35,701
Other operating expenses	8,992	13,152	36,098	36,998
Depreciation and amortization	2,694	4,259	10,477	13,538
Total operating expenses	91,385	86,697	284,498	241,661
(Loss) income from operations	(14,474)	6,058	10,285	25,061
Other (expense) income:
Gain on contribution to joint venture	—	—	185,336	24,250
Interest expense	(2,024)	(3,753)	(5,672)	(10,925)
Total other (expense) income	(2,024)	(3,753)	179,664	13,325
(Loss) income before (benefit) provision for income taxes	(16,498)	2,305	189,949	38,386
(Benefit) provision for income taxes	(4,765)	811	45,623	7,617
Net (loss) income	(11,733)	1,494	144,326	30,769
Less: Net (loss) income attributable to non-controlling interest	(3,639)	820	60,940	18,867
Net (loss) income attributable to Adeptus Health Inc.	$(8,094)	$674	$83,386	$11,902
Net (loss) income per share of Class A common stock:
Basic	$(0.49)	$0.05	$5.47	$1.05
Diluted	$(0.49)	$0.05	$5.47	$1.05
Weighted average shares of Class A common stock:
Basic	16,371,261	13,236,064	15,252,983	11,377,557
Diluted	16,371,261	13,236,064	15,252,983	11,377,557

The accompanying notes are an integral part of these unaudited financial statements.

Adeptus Health Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

(In thousands)

	Adeptus Health Inc.		Non-controlling Interest		Total
	Three months ended		Three months ended		Three months ended
	September 30,		September 30,		September 30,
	2016	2015	2016	2015	2016	2015
Net (loss) income	$(8,094)	$674	$(3,639)	$820	$(11,733)	$1,494
Other comprehensive loss, net of tax:
Unrealized loss on interest rate contract	—	(1)	—	—	—	(1)
Comprehensive (loss) income	$(8,094)	$673	$(3,639)	$820	$(11,733)	$1,493

	Adeptus Health Inc.		Non-controlling Interest		Total
	Nine months ended		Nine months ended		Nine months ended
	September 30,		September 30,		September 30,
	2016	2015	2016	2015	2016	2015
Net income	$83,386	$11,902	$60,940	$18,867	$144,326	$30,769
Other comprehensive loss, net of tax:
Unrealized loss on interest rate contract	—	(18)	—	—	—	(18)
Comprehensive income	$83,386	$11,884	$60,940	$18,867	$144,326	$30,751

The accompanying notes are an integral part of these unaudited financial statements.

Adeptus Health Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)

	Adeptus Health Inc.

					Additional		Total	Non-
	Class A shares		Class B shares		Paid-in	Retained	Shareholders'	Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity	Interest	Equity
Balance, December 31, 2015	14,257,187	$143	6,510,738	$65	$85,457	$6,323	$91,988	$57,696	$149,684
Issuance of Class A restricted stock	362,308	3	—	—	(3)	—	—	—	—
Issuance of Class A common stock	1,774,219	18	—	—	(18)	—	—	—	—
Purchase of Class B common stock	—	—	(1,774,219)	(18)	18	—	—	—	—
Conversion of Class B common stock	12,089	—	(12,089)	—	—	—	—	—	—
Adjustment of non-controlling interest for public offerings	—	—	—	—	33,559	—	33,559	(33,559)	—
Class A restricted stock withheld on vesting	(19,968)	—	—	—	(1,033)	—	(1,033)	—	(1,033)
Stock-based compensation	—	—	—	—	3,711	—	3,711	—	3,711
Employee stock purchase plan	9,764	—	—	—	—	—	—	—	—
Effects of tax receivable agreement	—	—	—	—	51,371	—	51,371	—	51,371
Tax distribution to LLC unit holders	—	—	—	—	—	(2,862)	(2,862)	—	(2,862)
Net income	—	—	—	—	—	83,386	83,386	60,940	144,326
Balance, September 30, 2016	16,395,599	$164	4,724,430	$47	$173,062	$86,847	$260,120	$85,077	$345,197

The accompanying notes are an integral part of these unaudited financial statements.

Adeptus Health Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine months ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net income	$144,326	$30,769
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
(Gain) loss from the disposal or impairment of assets	(11)	68
Depreciation and amortization	10,477	13,538
Deferred tax expense	45,064	6,328
Amortization of deferred loan costs	580	719
Provision for bad debts	52,084	50,365
Gain on contribution to unconsolidated joint venture	(185,336)	(24,250)
Equity in loss (earnings) of unconsolidated joint ventures	3,521	(7,470)
Stock-based compensation	3,711	1,946
Changes in operating assets and liabilities:
Restricted cash	—	(4,371)
Accounts receivable	(65,824)	(61,753)
Other receivables and current assets	(47,660)	(4,362)
Medical supplies inventory	(2,020)	(852)
Other long-term assets	302	(591)
Accounts payable and accrued expenses	4,313	(3,215)
Accrued compensation	(2,293)	6,548
Deferred rent	1,483	1,703
Net cash (used in) provided by operating activities	(37,283)	5,120
Cash flows from investing activities:
Deposits	(97)	921
Investments in unconsolidated joint ventures	(1,541)	—
Proceeds from sale of property and equipment	110	1,527
Capital expenditures	(4,912)	(4,916)
Net cash used in investing activities	(6,440)	(2,468)
Cash flows from financing activities:
Proceeds from public offerings, net of underwriters fees and expenses	107,389	360,420
Purchase of limited liability units from LLC Unit holders	(107,389)	(360,420)
Proceeds from long-term borrowings	63,000	54,000
Payment of deferred loan costs	(78)	(1,572)
Payments on borrowings	(25,222)	(6,964)
Payment of capital lease obligations	(42)	(60)
Tax distribution to LLC Unit holders	(2,862)	(3,543)
Restricted stock forfeited on vesting to satisfy withholding requirements	(1,033)	(205)
Net cash provided by financing activities	33,763	41,656
Net (decrease) increase in cash and cash equivalents	(9,960)	44,308
Cash, beginning of period	16,037	2,002
Cash, end of period	$6,077	$46,310

See Note 13 for Supplemental Cash Flow Information

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

Adeptus Health is a leading patient-centered healthcare organization expanding access to high quality emergency medical care through its network of freestanding emergency rooms and partnerships with premier healthcare providers.   Adeptus Health or its predecessors began operations in 2002 and owns and operates First Choice Emergency Room, the nation’s largest and oldest network of freestanding emergency rooms and owns and/or operates hospitals and freestanding facilities in partnership with Texas Health Resources in Texas, UCHealth in Colorado, Dignity Health in Arizona, and development activity together with Ochsner Health System in Louisiana and Mount Carmel Health System in Ohio.  All Adeptus Health freestanding facilities are fully equipped emergency rooms with a complete radiology suite of diagnostic technology, on-site laboratory, and staffed with board-certified physicians and emergency trained registered nurses. Adeptus Health delivers both major and minor emergency medical services for adult and pediatric patients. Adeptus Health has experienced rapid growth in recent periods, growing from 14 freestanding facilities at the end of 2012 to 97 freestanding facilities and three fully licensed general hospitals as of September 30, 2016. In Texas, facilities are currently located in Houston, Dallas/Fort Worth, San Antonio and Austin.  In Colorado, facilities are located in Colorado Springs and Denver.  In Arizona, Dignity Health Arizona General Hospital, a full service general hospital, along with its freestanding emergency departments are located in the Phoenix market. Subsequent to September 30, 2016, the Company has taken steps to dissolve the joint venture with Ochsner Health Systems, which had no significant operations at that point, and has replaced that arrangement with a partner services agreement as described in Note 17 (Subsequent Events).

The Company consolidates the financial results of Adeptus Health and its subsidiaries and records non-controlling interest for the economic interest in Adeptus Health held by the non-controlling unit holders. The non-controlling interest ownership percentage as of September 30, 2016 was 22.8%.

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

Adeptus Health Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

All of the Company’s revenue for the three and nine months ended September 30, 2016 and 2015 was earned in the United States.

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

Adeptus Health Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

amounts from insured patients are recorded as bad debt expense in the period the services are provided. Collection of payment for services provided to patients without insurance coverage is done at the time of service.

With respect to management and contract service revenues, amounts are recognized as services are provided. The Company is party to management services agreements under which it provides management services to hospital facilities and freestanding emergency room facilities. As compensation for these services, the Company charges the managed entities a management fee based on a fixed percentage of each entity’s net revenue. The Company also holds minority ownership in these entities.

Net patient service revenue by major payor source for the three and nine months ended September 30, 2016 and 2015 were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Commercial	$62,388	$98,021	$277,502	$291,832
Self-pay	4,900	1,442	15,779	5,433
Medicaid	1,083	471	5,488	869
Medicare	535	125	3,710	271
Other	1,268	1,195	2,578	3,114
Patient Service Revenue	70,174	101,254	305,057	301,519
Provision for bad debt	(8,358)	(17,907)	(52,084)	(50,365)
Net Revenue	$61,816	$83,347	$252,973	$251,154

The Company receives payments from third-party payors that have contracts with the Company or the Company uses MultiPlan arrangements whereby the Company accesses third-party payors at in-network rates. Four major third-party payors accounted for 78.4%, 85.4%, 80.2% and 85.5% of patient service revenue for the three and nine months ended September 30, 2016 and 2015, respectively. These same payors also accounted for 76.2% and 65.9% of accounts receivable as of September 30, 2016 and December 31, 2015, respectively. The following table sets forth the percentage of patient service revenue earned by major payor source:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Payor:
United HealthCare	31.0%	31.2%	29.8%	29.7%
Blue Cross Blue Shield	17.6	21.8	21.1	22.7
Aetna	15.4	18.8	15.8	19.4
Cigna	14.4	13.6	13.5	13.7
Other	19.3	14.0	16.8	14.1
Medicaid/Medicare	2.3	0.6	3.0	0.4
	100.0%	100.0%	100.0%	100.0%

Accounts receivable are reduced by an allowance for doubtful accounts. In establishing the Company's allowance for doubtful accounts, management considers historical collection experience, the aging of the account, the payor classification, and patient payment patterns. Amounts due directly from patients represent the Company's highest collectability risk. There were no significant changes in the estimates or assumptions underlying the calculation of the allowance for doubtful accounts for the three months ended September 30, 2016 and 2015.

Adeptus Health Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company treats anyone that is emergent. Total charity care was approximately 16.9%, 12.2%, 6.5% and 10.0% of patient service revenue for the three and nine months ended September 30, 2016 and 2015, respectively.

Liquidity

At September 30, 2016, the Company’s cash position was $6.1 million, as compared to $16.0 million at December 31, 2015. For the nine months ended September 30, 2016, net cash used in operating activities was $37.3 million, as compared to net cash provided by operating activities of $5.1 million for the comparable period in the prior year.  The Company’s liquidity and cash flow from operations during the nine months ended September 30, 2016 were negatively impacted by funding of working capital requirements related to the joint ventures, which has led to the increase in the Other receivables and current assets balance on our condensed consolidated balance sheets from $31.5 million at December 31, 2015 to $78.9 million at September 30, 2016.  An additional factor contributing to the decrease in cash flow from operations is the significant lengthening of collection cycles on accounts receivable (as evidenced by the increase in days of sales outstanding, or DSO, from 54 days in the third quarter of 2015 to 119 days in the third quarter of 2016) stemming from the outsourcing of billing and collection for services to a third-party provider in October 2015, which was driven by the need to ensure compliance with ICD-10 medical coding requirements. Although collections have been delayed, the Company is working with the payors and believes they will be able to collect receivables consistent with historical levels.  Although accounts receivable are currently deemed collectable, if they continue to age out significantly bad debt expense could materially increase.

The Company has taken the following steps to address these matters:

•

On November 1, 2016, the Company entered into amendments under the New Facility to add $25.0 million of additional availability under the term loan portion of the facility and $5.0 million of additional availability under the revolving credit portion of the facility, on top of the $20.0 million of incremental availability under the revolving credit portion of the facility secured in an amendment entered into on August 12, 2016.  See Note 17 (Subsequent Events).

•

On November 7, 2016, the Company issued $21.9 million of Series A Preferred Stock to funds affiliated with Sterling Partners, co-founders Rick Covert, the vice chairman of the Company’s board of directors, and Dr. Jack Novak, and Thomas S. Hall, the Company’s chief executive officer, pursuant to a securities purchase agreement dated as of November 7, 2016.  See Note 17 (Subsequent Events).

In addition, the Company has taken additional steps, as follows:

•

The Company engaged Goldman Sachs to explore various financing alternatives to assist in efforts to achieve, subject to market conditions, a comprehensive refinancing of existing indebtedness to provide additional financial flexibility.

•	The Company added additional internal and external resources with a view to restoring our historical cash collection percentage levels.
•	The Company plans to engage in negotiations with the health system partners in its joint ventures to share the working capital requirements of the joint ventures.
•

The Company anticipates that the majority of our development activity with new health system partners going forward will be executed under the partner model represented by our partner services agreement with Ochsner Health System, which will decrease working capital requirements.

Adeptus Health Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•	The Company is actively evaluating planned openings of facilities with a view to matching development activity to available capital resources.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense for the three and nine months ended September 30, 2016 and 2015, was approximately $0.4 million, $1.6 million, $2.3 million and $3.9 million, respectively, and is included as a component of general and administrative expenses within the unaudited condensed consolidated statements of operations.

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

Fair Value of Financial Instruments

The carrying amounts of the Company's financial instruments, including cash, receivables, accounts payable and accrued liabilities approximate their fair value due to their relatively short maturities. At September 30, 2016 and December 31, 2015, the carrying value of the Company's long-term debt was based on the current interest rates and approximates its fair value.

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

Adeptus Health Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company continues to carry the derivative at its fair value on the balance sheet and recognizes any subsequent changes in its fair value in earnings. When it is probable that a forecasted transaction will not occur, the Company discontinues hedge accounting and recognizes immediately in earnings gains and losses that were accumulated in other comprehensive income related to the hedging relationship. The Company currently has no derivative instruments.

Lease Accounting

The Company determines whether to account for its facility leases as operating or capital leases depending on the underlying terms of the lease agreement. This determination of classification is complex and requires significant judgment relating to certain information including the estimated fair value and remaining economic life of the facilities, the Company's cost of funds, minimum lease payments and other lease terms. The lease rates under the Company's lease agreements are subject to certain conditional escalation clauses that are recognized when probable or incurred and are based on changes in the consumer price index or certain operational performance measures. As of September 30, 2016, the Company leased 98 facilities, which the Company classified as operating leases.

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

Estimated tax (benefit) expense of approximately ($4.8) million, $0.8 million, $45.6 million and $7.6 million are included in the (benefit) provision for income taxes in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015, respectively. The Company's estimate of the potential outcome of any uncertain tax positions is subject to management's assessment of relevant risks, facts, and circumstances

Adeptus Health Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

existing at that time. The Company uses a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

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

Variable Interest Entities

The Company follows the guidance in ASC 810-10-15-14 in order to determine if we are the primary beneficiary of a variable interest entity (“VIE”) for financial reporting purposes.  We consider whether we have the power to direct the activities of the VIE that most significantly impact the economic performance of the VIE and whether we have the obligation to absorb losses or the right to receive returns that would be significant to the VIE. We consolidate a VIE when we are the primary beneficiary of the VIE. At September 30, 2016, the Company determined that it has two joint venture interests which it considers VIE’s for which it is not the primary beneficiary.  Accordingly, we account for these investments in joint ventures using the equity method.

Investment in Unconsolidated Joint Ventures

Investments in unconsolidated companies in which the Company exerts significant influence but does not control or otherwise consolidate are accounted for using the equity method. As of September 30, 2016, the Company accounted for (i) 18 freestanding facilities and one hospital associated with our joint venture with UCHealth, (ii) one Arizona hospital and its eight freestanding departments associated with our joint venture with Dignity Health, (iii) one hospital in Dallas/Fort Worth and its 32 freestanding departments associated with our joint venture with THR, and (iv) the development activity associated with our joint ventures with Ochsner Health System in Louisiana and Mount Carmel Health System in Ohio, in each case, using the equity method. The Company has an ownership interest ranging from 49.0% to 50.1% in these joint ventures.

These investments are included as investment in unconsolidated joint ventures in the accompanying unaudited condensed consolidated balance sheets.

Equity in earnings of unconsolidated joint ventures consists of (i) the Company’s share of the income generated from its non-controlling equity investment in one full-service healthcare hospital facility and eight freestanding emergency rooms in Arizona, (ii) the Company’s preferred return and its share of the income generated from its non-controlling equity investment in 18 freestanding emergency rooms in Colorado and one hospital and 32 freestanding facilities in Dallas/Fort Worth, and (iii) its share of the income generated from its non-controlling equity investment in the development activity associated with our joint ventures with Ochsner Health System in Louisiana and Mount Carmel Health System in Ohio. Because the operations are central to the Company’s business strategy, equity in earnings of unconsolidated joint ventures is classified as a component of operating income in the accompanying unaudited condensed consolidated statements of operations. The Company has contracts to manage the facilities, which results in the Company having an active role in the operations of the facilities and devoting a significant portion of its corporate

Adeptus Health Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

resources to the fulfillment of these management responsibilities. Additionally, the Company receives a stipend for providing physicians to the facilities within each joint venture.

Subsequent to September 30, 2016, the Company has taken steps to dissolve the joint venture with Ochsner Health Systems and has replaced that arrangement with a partner services agreement as described in Note 17 (Subsequent Events).

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard will become effective for the Company on January 1, 2018. Early application is permitted to the original effective date of January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its condensed consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs" (Subtopic 835-30), which changes the presentation of debt issuance costs in financial statements. ASU No. 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. ASU No. 2015-03 is effective for annual reporting periods beginning after December 15, 2015. We retrospectively adopted the provisions of ASI 2015-03 as of January 1, 2016. As of December 31, 2015, $3.7 million of debt issuance costs were reclassified in the condensed consolidated balance sheet from other long-term assets to long-term debt, less current portion. The adoption of ASU 2015-03 impacted the presentation of our consolidated financial position and had no impact on our results of operations, or cash flows.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”, which amended the balance sheet classification requirements for deferred income taxes to simplify their presentation in the statement of financial position. The ASU requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This ASU is effective for fiscal years beginning after December 31, 2016, with early adoption permitted. The Company early adopted the provisions of this ASU for the presentation and classification of its deferred tax assets at December 31, 2015 and has reflected the change on the condensed consolidated balance sheet for all periods presented.

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (Topic 842). This new standard establishes a comprehensive new lease accounting model. The new standard clarifies the definition of a lease, requires a dual approach to lease classification similar to current lease classifications, and causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease term of more than twelve months. The standard is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. The new standard requires a modified retrospective transition for capital or operating leases existing at or

Adeptus Health Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

entered into after the beginning of the earliest comparative period presented in the financial statements, but it does not require transition accounting for leases that expire prior to the date of initial application. We are evaluating the impact of the new standard on our condensed consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” (Topic 718). This new standard simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact of the new standard on our condensed consolidated financial statements.

We do not believe any other recently issued, but not yet effective, revisions to authoritative guidance will have a material effect on our condensed consolidated financial position, results of operations or cash flows.

NOTE 3—OTHER RECEIVABLES AND CURRENT ASSETS

Other receivables and current assets consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
Due from unconsolidated joint ventures (1)	$66,132	$15,451
Due from third party developers (2)	10,740	12,233
Prepaid assets and other receivables (3)	2,055	3,848
Other receivables and current assets	$78,927	$31,532

(1) Pursuant to our joint venture agreements, the Company manages facilities associated with our investments in unconsolidated joint ventures. The Company has an active role in the operations of the facilities and devotes a significant portion of its corporate resources to the fulfillment of these management responsibilities.  Additionally, the Company provides physician services to each facility, whether owned or managed.  The Company charges a stipend for providing physicians to the facilities within each joint venture as well as a management fee based on a fixed percentage of each entities’ net revenue.  The Company records receivables from each joint venture for these charges and for amounts the Company has paid on behalf of the joint venture to cover working capital needs, including vendor payments and payroll. Each joint venture agreement contains provisions regarding the repayment of amounts owed under these arrangements, prior to the distribution of profits.

(2) The Company records receivables from the lessor to the MPT agreements and certain other developers for soft costs incurred for facilities currently under development.  See Note 12 (Commitments and Contingencies) for more information about amounts due from third party developers.

(3) Prepaid assets and other receivables consist of advances made for facility supplies, maintenance and janitorial contracts and various licenses, which are amortized on a straight line basis over the service period.

Adeptus Health Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
Leasehold improvements	$35,849	$73,249
Computer equipment	6,303	5,627
Medical equipment	2,776	4,458
Office equipment	3,893	5,445
Automobiles	218	218
Land	6,758	6,758
Construction in progress	1,070	345
Buildings	466	4,667
	57,333	100,767
Less accumulated depreciation	(23,608)	(30,580)
Property and equipment, net	$33,725	$70,187

Assets under capital leases totaled approximately $0.4 million and $4.2 million as of September 30, 2016 and December 31, 2015, respectively, and were included within the medical equipment and buildings component of net property and equipment as of September 30, 2016 and December 31, 2015, respectively. Accumulated depreciation associated with these capital lease assets totaled approximately $16,000 and $0.6 million as of September 30, 2016 and December 31, 2015, respectively.

NOTE 5—INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

Joint Venture with Dignity Health

On October 22, 2014, the Company announced its expansion into Arizona through a joint venture with Dignity Health, one of the nation’s largest health systems. The partnership started with Dignity Health Arizona General Hospital, a full-service general hospital facility in Laveen, Arizona, and includes providing for additional access to emergency medical care in the Phoenix area. As of September 30, 2016, the joint venture with Dignity Health in Arizona has eight freestanding emergency departments in Arizona.

Joint Venture with UCHealth

On April 21, 2015, the Company announced the formation of a joint venture with UCHealth to enhance access to emergency medical care in Colorado.  The Company contributed the 12 existing freestanding emergency rooms it held in Colorado and the related business associated with these facilities to the joint venture.  The contribution of the controlling interest in these facilities and their operations was deemed a change of control for accounting purposes, and as such, the Company recorded a gain of $24.3 million on the contribution of the previously fully owned facilities in June 2015. As of September 30, 2016, the joint venture had 18 freestanding facilities under the UCHealth partnership.

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

Adeptus Health Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Joint Venture with Ochsner Health System

In September 2015, the Company announced the formation of a new partnership with New Orleans-based Ochsner Health System to enhance access to emergency medical care in Louisiana. The joint venture was to include multiple freestanding emergency department facilities and a hospital. This joint venture did not have operating facilities during the period ended September 30, 2016, but did incur expenses related to preopening activities which are included in our equity in earnings of joint ventures within the unaudited condensed consolidated statements of operations. Subsequent to September 30, 2016, the Company has taken steps to dissolve the joint venture with Ochsner Health Systems and has replaced that arrangement with a partner services agreement as described in Note 17 (Subsequent Events) below.

Joint Venture with Mount Carmel Health System

In February 2016, the Company announced its expansion into Ohio and a new partnership with Mount Carmel Health System. The partnership will construct and operate freestanding emergency rooms in the Columbus area. This joint venture did not have operating facilities during the period ended September 30, 2016, but did incur expenses related to preopening activities which are included in our equity in earnings of joint ventures within the unaudited condensed consolidated statements of operations.

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

The contribution of the controlling interest in these facilities and their operations was deemed a change of control for accounting purposes, and as such, the Company recorded a gain of $185.4 million on the contribution of the previously fully owned facilities in June 2016. This gain is net of a $9.6 million reduction of the goodwill related to the business associated with the facilities contributed to the joint venture.

Pursuant to the terms of the joint venture agreement, the Company receives an annual preferred return up to a specified amount on its investment in the joint venture prior to proportionate distributions to the partners. Due to this preferred return provision within the joint venture agreement and certain other provisions, this joint venture interest is considered a variable interest entity. Additional terms within the agreement allow for certain decisions to be made in which the Company has determined that it does not have control. As such, the Company concluded that it is not the primary beneficiary of the VIE. Accordingly, the Company accounts for this investment in joint venture under the equity method.

The Company accounts for each of these joint ventures under the equity method of accounting as an investment in unconsolidated joint ventures, as the Company’s level of influence is significant but does not reach the threshold of controlling the entity.

Adeptus Health Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summarized unaudited financial information for the Company’s equity method investees is as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Total net operating revenue	$81,643	$25,702	$173,254	$46,374
Total operating expenses	90,353	21,603	175,530	40,629
(Loss) income from operations	$(8,710)	$4,099	$(2,276)	$5,745

	September 30,	December 31,
Balance sheet information:	2016	2015
Current assets	$90,348	$25,646
Noncurrent assets	54,615	36,154
Current liabilities	86,156	20,774
Noncurrent liabilities	10,007	1,637

Our investment in unconsolidated joint ventures consists of the following (in thousands):

	September 30,	December 31,
	2016	2015
Beginning balance	$43,104	$2,100
Share of (loss) income	(3,521)	8,927
Fair value of contributed businesses	225,541	36,277
Distributions	—	(4,200)
Investment in unconsolidated joint ventures	$265,124	$43,104

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes the change in goodwill during the nine months ended September 30, 2016 (in thousands):

Balance at December 31, 2015	$61,009
Adjustments	(9,619)
Balance at September 30, 2016	$51,390

See Note 5 (Investment in Unconsolidated Joint Ventures) for more information on adjustment to goodwill.

Adeptus Health Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the change in intangible assets during the nine months ended September 30, 2016 (in thousands):

	Noncompete	Trade	Domain
	Agreements	Names	Names	Total
Balance at December 31, 2015	$1,335	$9,300	$7,600	$18,235
Additions	—	—	—	—
Amortization	(1,335)	—	—	(1,335)
Balance at September 30, 2016	$—	$9,300	$7,600	$16,900

NOTE 7—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company used an interest rate cap agreement with notional amount totaling $37.5 million to manage its exposure related to changes in interest rates on the Senior Secured Credit Facility. See Note 9 (Debt) for more information. This agreement had the economic effect of capping the LIBOR variable component of the Company's interest rate at a maximum of 3.00% on an equivalent amount of the Company's Term Loan debt. The cap agreement did not contain credit-risk contingent features. In October 2015, the Company extinguished the debt related to the senior Secured Credit Facility, and reclassified losses of $0.1 million from accumulated other comprehensive income into earnings. The interest rate cap agreement was terminated on January 4, 2016. The Company has not engaged in hedging activity related to the New Credit Facility.

NOTE 8—ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
Accounts payable	$19,615	$13,600
Accrued expenses	7,097	7,297
Accrued tax distribution to LLC Unit holder	4,246	4,246
Other	320	2,378
Total accounts payable and accrued expenses	$31,278	$27,521

NOTE 9—DEBT

The components of debt consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
Term loan	$118,750	$123,438
Revolving credit	44,000	—
Other financing agreements	805	1,388
Total debt principal outstanding	163,555	124,826
Deferred financing costs	(3,175)	(3,678)
	160,380	121,148
Less current maturities	(7,055)	(7,585)
	$153,325	$113,563

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

On August 12, 2016, the Company amended the New Facility to increase availability under the revolving credit portion of that facility to $70.0 million. All other terms of the agreement remain the same.

Borrowings under the New Facility bear interest, at our option, at a rate equal to an applicable margin over (a) a base rate determined by reference to the highest of (1) the prime rate, (2) the federal funds effective rate plus 0.50% and (3) LIBOR for an interest period of one month plus 1%, or (b) LIBOR for the applicable interest period. The applicable margin for the New Facility ranges, based on our consolidated net leverage ratio, from 2.25% to 3.00% in the case of base rate loans and from 3.25% to 4.00% in the case of LIBOR loans. The New Facility includes an unused line fee ranging, based on our consolidated net leverage ratio, from 0.40% to 0.50% per annum on the revolving commitment. The Company had $15.8 million available under the revolving commitment at September 30, 2016, subject to certain debt covenants. During the three months ended September 30, 2016, the Company made mandatory principal payments under the New Facility of $1.6 million.

The net carrying amount of deferred financing fees capitalized in connection with the New Facility were approximately $3.2 million and $3.7 million, respectively, as of September 30, 2016 and December 31, 2015, which are included as a deduction to long-term debt, less current maturities in the accompanying condensed consolidated balance sheets. Amortization expense related to the deferred financing fees was approximately $0.2 million, $0.3 million, $0.6 million, and $0.7 million for the three and nine months ended September 30, 2016 and 2015. Amortization expense is included within interest expense in the accompanying unaudited condensed consolidated statements of operations.

Adeptus Health Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Facility contains certain affirmative covenants, negative covenants, and financial covenants which are measured on a quarterly basis. As of September 30, 2016, the Company was in compliance with all covenant requirements.

In 2016, the Company entered into a finance agreement totaling approximately $0.7 million to finance the renewal of certain insurance policies.  The finance agreement has a fixed interest rate of 4.0% with principal being repaid over 10 months. In September 2016, the Company entered into a security agreement totaling approximately $0.3 million for the purchase of medical equipment. The security agreement contains a payment schedule requiring twelve monthly payments.  In June 2015, the Company entered into a twelve month finance agreement totaling approximately $0.8 million with a fixed interest rate of 3.5% to finance the renewal of certain insurance policies.

NOTE 10—TRANSACTIONS WITH RELATED PARTIES

The Company made payments for contractor services to various related-party vendors, which totaled approximately $60,000, $32,000, $141,000 and $93,000 for the three and nine months ended September 30, 2016 and 2015, respectively.

NOTE 11—EMPLOYEE BENEFIT PLANS

The Company provides a 401(k) savings plan to all employees who have met certain eligibility requirements, including performing one month of service with the Company. The 401(k) plan permits discretionary matching employer contributions. During the nine months ended September 30, 2016 and 2015, the Company contributed approximately $1.7 million and $0.9 million to the 401(k) plan for 2015 and 2014 matching contributions, respectively.

NOTE 12—COMMITMENTS AND CONTINGENCIES

Litigation and Asserted Claims

The Company is a party to various legal proceedings arising in the ordinary course of business. While management believes the outcome of pending litigation and claims will not have a material adverse effect on the Company's consolidated financial condition, operations, or cash flows, litigation is subject to inherent uncertainties. See also Note 17 (Subsequent Events).

Insurance Arrangements

The Company is self-insured for employee health benefits. Accruals for losses are provided based upon claims experience and actuarial assumptions, including provisions for incurred but not reported losses. At September 30, 2016 and December 31, 2015, the Company has an accrual of approximately $1.2 million and $0.8 million, respectively, for incurred but not reported claims, which is included in accrued compensation within the condensed consolidated balance sheets.

The Company is insured for worker's compensation claims up to $1.0 million per accident and per employee with a policy limit of $1.0 million. The Company submits periodic payments to its insurance broker based upon estimated payroll. Worker's compensation expense for the three and nine months ended September 30, 2016 and 2015 was approximately $36,000, $0.1 million, $0.2 million and $0.2 million, respectively. The Company is insured for professional liability claims up to $1.0 million per incident and $3.0 million per facility with an aggregate policy limit of $20.0 million.

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

In addition to the MPT Agreements, the Company has entered into similar agreements with certain developers to fund and lead the development efforts on the construction of future facilities. As of September 30, 2016, the Company had total receivables of $10.7 million from the lessor under the MPT agreements and certain other developers for soft costs, such as title and survey costs, attorneys’ fees and fees for third party consultants, incurred for facilities currently under development.

The Company leases approximately 80,000 square feet for its corporate headquarters. Lease expense associated with this lease was $0.2 million, $0.4 million, $0.9 million and $1.2 million for the three and nine months ended September 30, 2016 and 2015, respectively. In November 2015, the Company extended the lease term through April 2021 for its corporate headquarters.

Future minimum lease payments required under noncancelable operating leases and future minimum, capital lease payments as of September 30, 2016 were as follows (in thousands):

	Capital	Operating
Years ending December 31,	leases	leases
2016 (3 months)	$22	$20,122
2017	86	80,543
2018	86	77,229
2019	86	69,529
2020	86	61,740
Thereafter	49	703,082
Total future minimum lease payments	$415	$1,012,245
Less: Amounts representing interest	(37)
Present value of minimum lease payments	378
Current portion of capital lease obligations	71
Long-term portion of capital lease payments	$307

Adeptus Health Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Rent expense totaled approximately $7.0 million, $7.8 million, $24.9 million and $22.1 million for the three and nine months ended September 30, 2016 and 2015, respectively and is included as a component of other operating expenses within the unaudited condensed consolidated statements of operations.  The Company has sublease agreements with the joint ventures in Arizona, Colorado, Dallas/Fort Worth and Louisiana under which the Company subleases certain freestanding emergency room facilities, ground leases and equipment leases to the joint ventures.  Under these agreements, the Company received $14.4 million, $3.6 million, $27.4 million and $6.8 million during the three and nine months ended September 30, 2016 and 2015, respectively, as rental income which is accounted for as a reduction of rent expense.

Future rental income associated with the sublease agreements as of September 30, 2016 were as follows (in thousands):

Rental
Years ending December 31,	Income
2016 (3 months)	$13,208
2017	52,964
2018	50,896
2019	45,741
2020	40,458
Thereafter	493,607
Total future rental income	$696,874

NOTE 13—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information and supplemental noncash activities consisted of the following for the nine months ended September 30 (in thousands):

	September 30,	September 30,
	2016	2015
Supplemental cash flow information:
Interest paid	$4,966	$10,147
Taxes paid	2,935	1,650
Supplemental noncash activities:
Assets acquired through capital lease	385	—
Assets acquired through financing agreement	222	—
Note payable for other financing agreements	729	818
Contribution of assets to joint venture	32,741	12,027
Effects of tax receivable agreement	51,371	—

NOTE 14—STOCK BASED COMPENSATION

In connection with the initial public offering, the Company’s Board of Directors adopted the Adeptus Health Inc. 2014 Omnibus Incentive Plan (the “2014 Plan”). In May 2016, the Company’s stockholders approved the Amended and Restated Adeptus Health Inc. 2014 Omnibus Incentive Plan (the “Amended and Restated Omnibus Plan”). The Amended and Restated Omnibus Plan provides for the granting of stock options, restricted stock and other stock-based or performance-based awards to directors, officers, employees, consultants and advisors of the Company and its affiliates. The total number of shares of Class A common stock that may be issued under the Omnibus Incentive Plan is 1,033,500.  At September 30, 2016, 556,152 stock-based awards had been issued under the Omnibus Incentive Plan and 477,348 stock-based awards remained available for equity grants.

Adeptus Health Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the three months ended September 30, 2016, the Company issued 38,070 time-based restricted shares of Class A common stock. The fair value of the time-based restricted shares of Class A common stock issued during the three months ended September 30, 2016 ranged from $42.61 to $52.26 per share, and these shares vest over a period of three years. The Company did not issue any restricted shares of Class A common stock during the three months ended September 30, 2015.

During the nine months ended September 30, 2016 and 2015, the Company issued 152,560 and 149,741 time-based restricted shares of Class A common stock, respectively. The fair value of the time-based restricted shares of Class A common stock issued during the nine months ended September 30, 2016 ranged from $42.61 to $56.92 per share, and these shares vest over a period of one to three years.  The fair value of the time-based restricted shares of Class A common stock issued during the nine months ended September 30, 2015 ranged from $35.03 to $93.72 per share, and these shares vest over a period of six months to four years. In addition, the Company issued 209,748 performance-based restricted shares of Class A common stock during the nine months ended September 30, 2016. The fair value of the performance-based restricted shares of Class A common stock issued during the nine months ended September 30, 2016 ranged from $54.16 to $56.92 per share. The vesting of these performance-based shares is contingent upon meeting specified performance targets over a three year period.

The Company also has one legacy equity-compensation plan, under which it has issued agreements awarding incentive units (restricted units) in the Company to certain employees and non-employee directors. In conjunction with the Reorganization Transactions, these restricted units were replaced with LLC Units with consistent restrictive terms. The restricted units are subject to such conditions as continued employment, passage of time and/or satisfaction of performance criteria as specified in the agreements. The restricted units vest over 3 to 4 years from the date of grant. The Company used a waterfall calculation, based on the capital structure and payout of each class of debt and equity, and a present value pricing model less marketability discount to determine the fair values of the restricted units. The Company did not issue any incentive units under the legacy plan during the nine months ended September 30, 2016 and 2015.

The Company recorded compensation expense of $1.4 million, $0.8 million, $3.7 million and $1.8 million, adjusted for forfeitures, during the three and nine months ended September 30, 2016 and 2015, respectively, related to restricted units, restricted stock and stock options with time-based vesting schedules. Compensation expense for the value of the portion of the time-based restricted unit that is ultimately expected to vest is recognized using a straight-line method over the vesting period, adjusted for forfeitures.  No compensation expense was recorded during the three and nine months ended September 30, 2016 related to restricted units with performance-based vesting criteria as vesting was not considered probable as of September 30, 2016. On February 18, 2015, our Board of Directors accelerated the vesting of all performance-based units.  As a result of this acceleration, the Company recognized $0.1 million of stock-based compensation expense related to the restricted units with performance-based vesting criteria for the nine months ended September 30, 2015.

As of September 30, 2016, $8.2 million of total unrecognized compensation costs for unvested awards, net of estimated forfeitures, was expected to be recognized over a weighted average period of 2.0 years.

In May 2016, the Company’s stockholders approved the Adeptus Health Inc. Stock Purchase Plan (“ESPP”). The purpose of the ESPP is to afford eligible employees an opportunity to obtain a proprietary interest in the continued growth and prosperity of the Company through purchase of its common stock at a discount. An aggregate of 285,336 shares of Class A common stock have been reserved for issuance, of which 9,764 of the shares have been issued as of September 30, 2016. The Company expensed approximately $63,000 related to the ESPP discount during the three and nine months ended September 30, 2016.

Adeptus Health Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—INCOME TAXES

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

As of September 30, 2016, the Company has recorded an estimated payable pursuant to the tax receivable agreement of $237.9 million related to exchanges of LLC Units in connection with public offerings and other exchanges that are expected to give rise to certain tax benefits in the future.

NOTE 16—NET (LOSS) INCOME PER SHARE

Basic net (loss) income per share is computed by dividing the net (loss) income by the weighted average number of common shares outstanding during the period. Diluted net (loss) income per share is computed by using the weighted average number of common shares outstanding, including potential dilutive shares of common stock assuming the dilutive effect of outstanding stock options and restricted stock using the treasury stock method.

Adeptus Health Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the computation of basic and diluted net (loss) income per common share (in thousands, except share and per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Numerator
Net (loss) income attributable to Adeptus Health Inc.	$(8,094)	$674	$83,386	$11,902

Denominator:
Denominator for basic net income per Class A common share-weighted average shares	16,371,261	13,236,064	15,252,983	11,377,557

Effect of dilutive securities:
Restricted shares	—	—	—	—

Denominator for diluted net (loss) income per Class A common share-weighted average shares	16,371,261	13,236,064	15,252,983	11,377,557

Net (loss) income attributable to Adeptus Health Inc. per Class A common share - Basic	$(0.49)	$0.05	$5.47	$1.05

Net (loss) income attributable to Adeptus Health Inc. per Class A common share - Diluted	$(0.49)	$0.05	$5.47	$1.05

The shares of Class B common stock do not share in the earnings or losses of Adeptus Health Inc. and are therefore not participating securities. Accordingly, basic and diluted net loss per share of Class B common stock has not been presented.

NOTE 17—SUBSEQUENT EVENTS

Partner Services Agreement with Ochsner Health System

In October 2016 the Company entered into a partner services agreement with New Orleans-based Ochsner Health System to enhance access to emergency medical care in Louisiana. The partner services agreement will replace the previously announced joint venture with Ochsner Health System, which is in the process of being dissolved.  The partner services agreement will include the development and operation of multiple freestanding emergency department facilities. It will not involve the development or operation of a hospital.

Under the partner services agreement the Company will provide network development services, including the preparation of initial capital and operating budgets, identification of suggested locations, and the provision of necessary capital for the initial build-out of the freestanding emergency department facilities.  In addition, the Company will provide management services for the freestanding emergency department facilities developed pursuant to the partner services agreement.  Additionally, the Company receives a stipend for facilitating the provision of physicians to the freestanding emergency department facilities.

As compensation under the partner services agreement, the Company will receive both network development fees and management services fees.  On October 11, 2016, Ochsner Health System opened the first facility under the partner services agreement with the Company, which is located in Marrero, Louisiana.  One facility is expected to be opened pursuant to the partner services agreement by December 31, 2016.

Adeptus Health Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amendments to New Facility

On November 1, 2016, the Company entered into further amendments under its New Facility to add $25.0 million of additional availability under the term loan portion of the facility and $5.0 million of additional availability under the revolving credit portion of the facility, on top of the $20.0 million of incremental availability under the revolving credit portion of the facility secured in an amendment entered into on August 12, 2016.

The applicable margin for the incremental amount of the term loan shall be 4.25% per annum in the case of any Eurodollar rate loan and 3.25% per annum in the case of any base rate loan, provided that the applicable margin shall increase by an additional .50% per annum on the first day of each month after the effective date of the incremental term loan amendment, commencing on January 1, 2017. Up to $15.0 million of the incremental amount of the term loan (the “First Drawing”) shall be available on a single date (the “Initial Drawing Date”) not earlier than December 1, 2016, but prior to December 31, 2016, and up to $10.0 million of the incremental amount of the term loan (the “Second Drawing”) shall be available on a single date (the “Second Drawing Date”) not earlier than December 15, 2016, but prior to January 14, 2017, in each case, on the terms and conditions set forth in the incremental term loan amendment to the Senior Secured Credit Facility. Funding of the First Drawing is subject to, among other conditions, (i) administrative agent’s receipt of satisfactory evidence not later than December 1, 2016 that the Company has established a system of cash flow reporting pursuant to which the Company shall furnish to the administrative agent a consolidated weekly forecast of cash availability and utilization covering a period of at least the 13 full weeks immediately following the week during which such forecast is furnished (a “Cash Flow Forecast”), such Cash Flow Forecast to have been established and provided to the lenders, (ii) the Company shall have retained and made available to the lenders a liquidity consultant by no later than December 1, 2016, (iii) the Company shall have received at least $27.5 million in net proceeds from an issuance of non-cash pay preferred stock and (iv) no loan party shall have incurred or contracted to incur indebtedness that is guaranteed by a subsidiary that is not a guarantor under the credit facility or secured by a lien on any assets not constituting collateral for the incremental term loans or the collateral that ranks pari passu with, or senior to, the liens that secure the indebtedness under the credit facility. Funding of the Second Drawing is subject to the same conditions applicable to the First Drawing, plus the following additional conditions: (i) the administrative agent and the lenders under the incremental term loan shall be reasonably satisfied that the results of any Cash Flow Forecast that has been delivered for each of the four weeks preceding the Second Drawing Date shall not vary by more than 15% with respect to the results of any other Cash Flow Forecast delivered during such time, (ii) the administrative agent and the lenders under the incremental term loan shall be reasonably satisfied that the Cash Flow Forecast delivered on the Friday immediately prior to the Second Drawing reflects a positive 13-week cash balance forecast and (iii) the administrative agent and lenders shall have received satisfactory evidence that the borrower under the incremental term loan has at least $50.0 million cash on hand at the time of (but without giving effect to) the Second Drawing, and, to the extent any such cash shall have been received from proceeds of any issuance of any indebtedness, the ratio of (x) the aggregate principal amount of proceeds received from the issuance of any and all equity interests subsequent to the effective date of the incremental term loan amendment to the credit facility to (y) the aggregate principal amount of proceeds received from the issuance of all such indebtedness subsequent to the effective date of the incremental term loan amendment to the credit facility shall be at least 1.35:1.00. The Company will also pay to the lenders providing the incremental term loan under the New Facility certain customary fees, including a ticking fee in an amount equal to 0.50% multiplied by the aggregate amount of incremental term loans, that will be payable beginning on January 1, 2017 and the first day of each month thereafter.  To the extent the all-in-yield paid to the lenders providing the incremental term loans exceeds the all-in-yield paid to the other lenders by more than 0.50% the applicable margin on the loans of such other lenders shall increase by such excess. All other material terms of the New Facility remain the same.

Committed Equity Investment

On October 31, 2016, the Company entered into an agreement with funds affiliated with Sterling Partners, co-founders Rick Covert, the vice chairman of the Company’s board of directors, and Dr. Jack Novak, and Thomas S. Hall, the Company’s chief executive officer (collectively, the “Investors”) pursuant to which the Investors have committed, severally and not jointly, to subscribe for up to 27,500 shares of Series A Preferred Stock at a purchase price of $1,000

Adeptus Health Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

per share, for an aggregate purchase price of $27.5 million. The issuance of the Series A Preferred Stock has been approved by the board of directors of the Company upon the recommendation of a special committee of independent directors. The Investors’ commitment is subject to the entry by the Company and them of a definitive securities purchase agreement and the execution and delivery of a definitive agreement providing for at least $30.0 million in incremental term loans, revolving credit loans or a combination thereof under the New Facility.

On November 7, 2016, the Company issued and sold 21,893 shares of Series A Preferred Stock to the Investors at a purchase price of $1,000 per share, for an aggregate purchase price of $21.9 million pursuant to a securities purchase agreement entered into on the same date.

The Series A Preferred Stock is a newly authorized series of non-convertible, non-voting cumulative redeemable preferred stock of the Company designated pursuant to a certificate of designation filed on November 4, 2016 with the Secretary of State for the State of Delaware. When and as declared by the Board of Directors, the Company shall pay preferential dividends in cash to the holders of the Series A Preferred Stock with respect to each Dividend Period (as defined).  Dividends on each share of Series A Preferred Stock shall accrue on a daily basis, commencing on the date of issuance, at the rate of 8.0% per annum on the sum of $1,000 plus all accumulated and unpaid dividends thereon (the “Liquidation Value”) and shall be payable on a quarterly basis on March 15, June 15, September 15 and December 15, commencing on March 15, 2017.  Such dividends shall accumulate whether or not they have been declared and whether or not there are profits, surplus or other funds of the Company legally available for the payment of dividends.  All accumulated and unpaid dividends shall be fully paid or declared before any dividends, distributions, redemptions or other payments may be made with respect to any of the Company’s common stock or other securities ranking junior to the shares of Series A Preferred Stock (“Junior Stock”). The holders of the shares of Series A Preferred Stock will not be entitled to any dividends except as provided in the certificate of designation.

Upon any liquidation, dissolution or winding up of the Company, each holder of Series A Preferred Stock will be entitled to be paid, before any distribution or payment is made upon any Junior Stock, an amount in cash equal to the aggregate Liquidation Value of all shares of Series A Preferred Stock held by such holder, and the holders of Series A Preferred Stock shall not be entitled to any further payment.

The Series A Preferred Stock are non-voting and are not convertible into the Company’s common stock.

Within 30 days following a “Change of Control” (as defined in the certificate of designation), any holder of shares of Series A Preferred Stock will have the right upon three business days’ notice to the Company to require the Company to redeem all or a portion of the shares of Series A Preferred Stock of such holder. Such redemption will be at a purchase price equal to the then-current Liquidation Value.

The Company will have the right to redeem the Series A Preferred Stock upon three business days’ notice to the holders. Such redemption will be at a purchase price equal to: (i) 104.0% of the Liquidation Value at any time prior to the first anniversary of the issuance of the Series A Preferred Stock; (ii) 102.0% of the Liquidation Value at any time on or after the first anniversary of the issuance of the Series A Preferred Stock and prior to the second anniversary of the issuance of the Series A Preferred Stock; or (iii) 100.0% of the Liquidation Value at any time on or after the second anniversary of the issuance of the Series A Preferred Stock.

On the tenth anniversary of the issuance of the Series A Preferred Stock, any remaining shares of the Series A Preferred Stock outstanding shall be redeemed by the Company at a price per share equal to the then-current Liquidation Value. Until the third anniversary of the issuance of the Series A Preferred Stock, the Series A Preferred Stock may not be transferred, except in certain circumstances specified in the certificate of designation.

At such time as the Company reports Adjusted EBITDA (as such term is defined and calculated pursuant to the Company’s earnings release for the second quarter of 2016) of $125.0 million or more (on a trailing twelve-month basis)

Adeptus Health Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

for two consecutive fiscal quarters, the Company shall, subject to compliance with its credit agreements, use commercially reasonable efforts (as determined by the Company’s board of directors in its sole discretion) to effectuate one or more refinancing transactions resulting in the redemption of all of the outstanding shares of Series A Preferred Stock pursuant to the redemption provisions described in the second preceding paragraph, provided that regardless of the redemption date, the redemption price per share shall be equal to the Liquidation Value of such share.

The approval of holders of a majority of the outstanding shares of Series A Preferred Stock shall be required for (i) the issuance by the Company of any series of capital stock ranking senior to the Series A Preferred Stock with respect to the distribution of assets on the liquidation, dissolution or winding up of the Company, the payment of dividends or rights of redemption, (ii) the incurrence by the Company or any of its subsidiaries of new indebtedness (excluding non-recourse indebtedness) in excess of $400.0 million in the aggregate or (iii) the amendment, alteration or repeal of any provision of the certificate of designation in a manner that adversely affects the powers, preferences or rights of the Series A Preferred Stock.

Securities Litigation

On October 27, 2016, a purported securities class action complaint was filed by the Oklahoma Law Enforcement Retirement System against the Company in the United States District Court for the Eastern District of Texas.  The complaint also names as defendants, among others, the members of the Company’s board of directors, Sterling Partners and the joint book-running managers in the Company’s secondary public offering of shares of its Class A common stock completed in July 2015 (the “SPO”).  The lawsuit is purportedly filed on behalf of all persons similarly situated and alleges material misstatements and omissions in the registration statement relating to the SPO and in the Company’s SEC filings and other corporate reports and public announcements in violation of the federal securities laws.  The action seeks rescission of the SPO and an award of the costs and attorneys’ fees, accountants’ fees and experts’ fees of the litigation on behalf of all purchasers of the Company’s shares of Class A common stock in the SPO under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended. The action also seeks monetary damages and an award of the costs and attorneys’ fees, accountants’ fees and experts’ fees of the litigation on behalf of open market purchasers of the Company’s shares of Class A common stock between April 23, 2015 and November 16, 2015 under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder.  The Company believes that the claims are without merit and intends to vigorously defend the action.

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

Overview

We are a patient-centered healthcare organization providing emergency medical care through the largest network of freestanding emergency rooms in the United States and partnerships with premier healthcare providers. We own and operate First Choice Emergency Room in Texas, and operate a hospital and freestanding facilities in partnership with Texas Health Resources in Texas and a hospital and UCHealth Emergency Rooms in partnership with University of Colorado Health in Colorado.  Together with Dignity Health, we also operate Dignity Health Arizona General Hospital and freestanding emergency departments in Arizona.  Adeptus Health is the largest and oldest network of freestanding emergency rooms in the United States. We have experienced rapid growth in recent periods, growing from 14 freestanding facilities at the end of 2012 to 97 freestanding facilities and three fully licensed general hospitals at September 30, 2016. We own and/or operate facilities currently located in the Houston, Dallas/Fort Worth, San Antonio and Austin, Texas markets, as well as in the Colorado Springs and Denver, Colorado and Phoenix, Arizona markets. In the Arizona, Dallas/Fort Worth and Colorado markets, each of the freestanding facilities are outpatient departments of the hospitals in those markets. On October 11, 2016, we opened our first hospital in the Houston market, allowing conversion of 23 of our 28 freestanding emergency rooms to outpatient departments of the hospital. As of September 30, 2016, 79.4% of our freestanding emergency departments have been converted to Hospital Outpatient Departments (“HOPDs”). A key benefit of the conversion to HOPD is that our HOPD facilities can bill government payors, including Medicare, Medicaid and Tricare, commercial payors and private pay patients in addition to offering an expanded suite of services and access to new markets.

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

First Texas Hospital CyFair

On October 11, 2016, the Company opened a full-service hospital facility in Houston, Texas. The hospital received its Department of Health and Human Services’ Centers for Medicare and Medicaid Services, (“CMS”) certification from the Joint Commission on October 11, 2016. CMS certification allows us to receive reimbursement for services provided to Medicare and Medicaid patients of the hospital as well as 23 of 28 of our freestanding emergency rooms, which became outpatient departments of First Texas Hospital CyFair on October 11, 2016, and thus the hospital and these freestanding emergency rooms which became outpatient departments are required to comply with additional federal and state regulatory schemes. First Texas Hospital CyFair is a full-service healthcare hospital facility, licensed by the state as a general hospital. Spanning 77,000 square feet, the hospital has 50 inpatient rooms, three operating rooms for inpatient and outpatient surgical procedures, an emergency department, a high-complexity laboratory and a full radiology suite. In August 2016, as part of the planned conversion to HOPD’s, the Company closed one facility due to its physical proximity to the new hospital.

Joint Venture with Dignity Health

On October 22, 2014, we announced our expansion into Arizona through a joint venture with Dignity Health, one of the nation’s largest health systems. As of September 30, 2016, the partnership includes Dignity Health Arizona General Hospital, a full-service healthcare hospital facility in Phoenix Arizona and eight freestanding emergency departments. The hospital received its CMS certification from the Joint Commission on January 30, 2015. CMS certification allows us to receive reimbursement for services provided to Medicare and Medicaid patients of the hospital. Dignity Health Arizona Health Hospital is a full-service hospital facility, licensed by the state as a general hospital.  Spanning 39,000 square feet, the hospital has 16 inpatient rooms, two operating rooms for inpatient and outpatient surgical procedures, an emergency department, a high-complexity laboratory and a full radiology suite. Patients have full access to the Dignity Health area facilities and physicians, and the hospital provides Phoenix-area residents with 24/7 access to emergency medical care.

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

Joint Venture with Ochsner Health System

In September 2015, the Company announced the formation of a new partnership with New Orleans-based Ochsner Health System to enhance access to emergency medical care in Louisiana. The joint venture was to include multiple freestanding emergency department facilities and a hospital. This joint venture did not have operating facilities during the period ended September 30, 2016, but did incur expenses related to preopening activities which are included in our equity in earnings of joint ventures within the unaudited condensed consolidated statements of operations. The joint venture is in the process of being dissolved and has been replaced with a partner services agreement as described below.

Partner Services Agreement with Ochsner Health System

                In October 2016 the Company entered a partner services agreement with New Orleans-based Ochsner Health System to enhance access to emergency medical care in Louisiana. The partner services agreement will replace the previously announced joint venture with Ochsner Health System, which is in the process of being dissolved.  The partner services agreement will include the development and operation of multiple freestanding emergency department facilities. It will not involve the development or operation of a hospital.

            Under the partner services agreement the Company will provide network development services, including the preparation of initial capital and operating budgets, identification of suggested locations, and the provision of necessary capital for the initial build-out of the freestanding emergency department facilities.  In addition, the Company will provide management services for the freestanding emergency department facilities developed pursuant to the partner services agreement.  Additionally, the Company receives a stipend for facilitating the provision of physicians to the freestanding emergency department facilities.

            As compensation under the partner services agreement, Company will receive both a network development fee and a management services fee.  On October 11, 2016, Ochsner Health System opened the first facility under the partner services agreement with the Company, which is located in Marrero, Louisiana.  One to two additional facilities are expected to be opened pursuant to the partner services agreement by December 31, 2016.

The Company expects that the majority of its development activity going forward will be executed under the partner model represented by its partner services agreement with Ochsner Health System. The Company believes that this partner model will allow it to grow at an accelerated rate without the significant demands for capital experienced in the past under its joint venture arrangements.

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

On May 11, 2016, the Company announced the formation of a new partnership with Texas Health Resources (“THR”) to enhance access to emergency medical care in Dallas/Fort Worth. The Company contributed First Texas Hospital and the 27 existing freestanding emergency rooms it held in Dallas/Fort Worth and the related business associated with these facilities to the joint venture. Under the joint venture, THR will hold a majority interest in these   facilities.  The contribution of these facilities and their operations was deemed a change of control for accounting purposes, and as such, the Company recorded a gain of $185.4 million on the contribution of the previously fully owned facilities in May 2016. This gain is net of a $9.6 million reduction of the goodwill related to the business associated with the facilities contributed to the joint venture.

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

Our patient volume is also influenced by local market conditions, such as weather, economy, etc., that may be beyond our direct control, as well as, seasonal conditions. These seasonal conditions include the timing, location and severity of influenza, allergens and other annually recurring viruses, which at times leads to severe upper respiratory concerns. Patient volume is impacted by HOPD status; sites that are outpatient departments of hospitals are able to be reimbursed for all insurance including Medicare, Medicaid and Tricare as well as commercial insurance. Further, in markets where we have partners the local brand and its marketing support impacts patient volume.

Reimbursement Rates and Acuity Mix

The majority of our net patient revenue is derived from patients with commercial health insurance coverage. The reimbursement rates set by third-party payors tend to be higher for higher acuity visits, reflecting their higher complexity. The American College of Emergency Physicians establishes a scale of acuity, where cases rated 3-5 should be seen in an emergency setting. Approximately 93% of our patients have an acuity level of 3 or greater. Consistent with billing practices at all emergency rooms and in light of the fact our facilities are open 24 hours a day, seven days a week and staffed with Board-certified physicians, we bill payors a facility fee, a professional services fee and other related fees. The reimbursement rates we have been able to negotiate have held relatively stable; however, the mix of both acuity and payors can vary period to period, changing the overall blended reimbursement rate. With select payors, we have the ability to make annual increases in our billed amounts.

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

Patient service revenue before the provision for bad debt by major payor source for the periods indicated is as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Commercial	$62,388	$98,021	$277,502	$291,832
Self-pay	4,900	1,442	15,779	5,433
Medicaid	1,083	471	5,488	869
Medicare	535	125	3,710	271
Other	1,268	1,195	2,578	3,114
Patient Service Revenue	70,174	101,254	305,057	301,519
Provision for bad debt	(8,358)	(17,907)	(52,084)	(50,365)
Net Revenue	$61,816	$83,347	$252,973	$251,154

Four major third-party payors accounted for 78.4%, 85.4%, 80.2% and 85.5%, of our patient service revenue for the three and nine months ended September 30, 2016 and 2015, respectively. These same payors also accounted for 76.2% and 65.9% of our accounts receivable as of September 30, 2016 and December 31, 2015, respectively.

The following table presents a breakdown by major payor source of the percentage of patient service revenues for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Payor:
United HealthCare	31.0%	31.2%	29.8%	29.7%
Blue Cross Blue Shield	17.6	21.8	21.1	22.7
Aetna	15.4	18.8	15.8	19.4
Cigna	14.4	13.6	13.5	13.7
Other	19.3	14.0	16.8	14.1
Medicaid/Medicare	2.3	0.6	3.0	0.4
	100.0%	100.0%	100.0%	100.0%

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

Self-Pay

Self-pay consists of out-of-pocket payments for treatments by patients not otherwise covered by third-party payors. For the three and nine months ended September 30, 2016 and 2015, self-pay payments accounted for 7.0%, 1.4%, 5.6% and 1.8% of our patient service revenue, respectively.

Charity Care

Our facilities treat all patients that require emergency medical care. Charity care consists of the write-off of all charges associated with patients who are treated but do not have commercial insurance or the ability to self-pay. For the three and nine months ended September 30, 2016 and 2015, charity care write-offs represented 16.9%, 12.2%, 6.5% and 10.0%, of our patient service revenue, respectively.

Key Performance Measures

The key performance measures we use to evaluate our business focus on the number of patient visits, or patient volume, same-store revenue and Adjusted EBITDA. As a result of our strategy of partnering with Dignity Health in Arizona, University of Colorado Health in Colorado and THR in Dallas/Fort Worth, we review unconsolidated facility revenues and also manage our facilities utilizing certain supplemental systemwide growth metrics, including systemwide same-store revenue, systemwide net patient services revenue and systemwide patient volume. Approximately one year ago, we converted our facilities in the Dallas/Fort Worth Market to HOPDs.  We have actively transitioned our business from a non-HOPD business to a HOPD business and approximately 79.4% of our freestanding facilities are HOPDs at September 30, 2016. On September 20, our Denver hospital received CMS certification, allowing us to convert our 12 UCHealth freestanding ERs to HOPDs.  On October 11, 2016, First Texas Hospital in Houston received CMS certification, allowing us to convert 23 of our 28 freestanding ERs to HOPDs. As of November 1, 2016, 79% of our freestanding facilities are HOPDs.

Patient Volume

We utilize patient volume to forecast our expected net revenue and as a basis by which to measure certain costs of the business. We track patient volume at the facility level. The number of patients we treat is influenced by factors we control and also by conditions that may be beyond our direct control. See "—Key Revenue Drivers."

Systemwide Net Patient Services Revenue

The revenues and expenses of equity method facilities are not directly included in our consolidated GAAP results. Only the (i) Company’s share of the income generated from its non-controlling equity investment in one full-service healthcare hospital facility and eight freestanding emergency rooms in Arizona, (ii) the Company’s preferred return and its share of the income generated from its non-controlling equity investments in one hospital and 18 freestanding emergency rooms in Colorado and one hospital and 32 freestanding facilities in Dallas/Fort Worth, and (iii)  its share of the income generated from its non-controlling equity investment in the development activity associated with our joint ventures with Ochsner Health System in Louisiana (through September 30, 2016) and Mount Carmel Health System in Ohio is reported on a net basis in the line item equity in earnings of unconsolidated joint ventures. Because of this, management supplementally focuses on non-GAAP systemwide results, which measure results from all our facilities, including revenues from our consolidated facilities and our equity method facilities (without adjustment based on our percentage of ownership). Systemwide net patient services revenue is a non-GAAP measure of our financial performance, as it includes revenue from our unconsolidated facilities as if they were consolidated, and should not be considered as an alternative to net patient service revenue as a measure of financial performance, or any other performance measure derived in accordance with GAAP. We believe the presentation of systemwide net patient service revenue provides supplemental information regarding our financial performance as it includes revenue earned by all of our affiliated facilities, regardless of consolidation. Subsequent to September 30, 2016, the Company has taken steps to dissolve the joint venture with Ochsner Health Systems and has replaced that arrangement with a partner services agreement as described under “—Overview—Joint Venture with Ochsner Health System,” “—Partner Services Agreement with Ochsner Health System” and in Note 17 (Subsequent Events) to the Condensed Consolidated Financial Statements appearing at Item 1 of this Quarterly Report on Form 10-Q.

For the three months ended September 30, 2016, systemwide net patient services revenue grew by 31.6% to $143.4 million for the three months ended September 30, 2016, from $109.0 million for the three months ended September 30, 2015. The growth in systemwide net patient services revenue was primarily attributable to the impact of increased patient volumes from the expansion of the number of freestanding facilities from 74 to 97 and continued growth of our hospitals and their hospital outpatient departments in Arizona and Texas. For the three months ended September 30, 2016, systemwide patient volume grew by 59.4% to 97,112 compared to 60,926 for the three months ended September 30, 2015.

For the nine months ended September 30, 2016, systemwide net patient services revenue grew by 43.2% to $426.1 million for the nine months ended September 30, 2016, from $297.5 million for the nine months ended September 30, 2015. The growth in systemwide net patient services revenue was primarily attributable to the impact of increased patient volumes from the expansion of the number of freestanding facilities from 74 to 97 and continued growth of our hospitals and their hospital outpatient departments in Arizona and Texas. For the nine months ended September 30, 2016, systemwide patient volume grew by 64.6% to 277,188 compared to 168,446 for the nine months ended September 30, 2015.

The following table sets forth a reconciliation of our systemwide net patient services revenue for the periods indicated (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Net Patient Services Revenue:
Consolidated facilities (1)	$61,816	$83,347	$252,973	$251,154
Unconsolidated joint ventures	81,588	25,691	173,168	46,354
Systemwide net patient services revenue	$143,404	$109,038	$426,141	$297,508

(1)

Net patient services revenue from our Colorado and Dallas/Fort Worth facilities were included as consolidated facilities revenue until consummation of the UCHealth joint venture on April 20, 2015 and the THR joint venture on May 11, 2016, respectively.

Systemwide Same-Store Revenue

We begin comparing systemwide same-store revenue for a new facility on the first day of the 16th full fiscal month following the facility's opening, which is when we believe systemwide same-store comparison becomes meaningful. When a facility is relocated, we continue to include revenue from that facility in systemwide same-store revenue. Systemwide same-store revenue allows us to evaluate how our facility base is performing by measuring the change in period-over-period net revenue in facilities that have been open for 15 months or more. Various factors affect systemwide same-store revenue, including outbreaks of illnesses, changes in marketing and competition. For the three months ended September 30, 2016, our systemwide same-store revenue decreased by 8.6% to $86.8 million from $95.0 million for the three months ended September 30, 2015.  For the nine months ended September 30, 2016, our systemwide same-store revenue decreased by 0.9% to $258.2 million from $260.6 million for the nine months ended September 30, 2015. Same-store HOPD revenue increased 18.5% to $40.3 million from $34.0 million while same store non-HOPD revenue decreased 23.1% to $50.0 million from $65.0 million for the nine months ended September 30, 2016. Opening new facilities is an important part of our growth strategy. These new facilities, within 15 months after opening, generally have historically generated approximately $5.0 million to $6.0 million in annual net revenue and on average have historically incurred approximately $3.6 million to $4.0 million in annual operating expenses. On that basis, our average annual estimated operating income, excluding depreciation and amortization, for such facilities has historically been between $1.0 million and $2.0 million, which would represent a facility operating margin, excluding depreciation and amortization, of between approximately 28% and 33%. As we continue to pursue our growth strategy, we anticipate that a significant percentage of our revenue will come from stores not yet included in our systemwide same-store revenue calculation.

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

Adjusted EBITDA is a non-GAAP measure of our financial performance and should not be considered as an alternative to net income as a measure of financial performance, or any other performance measure derived in accordance with GAAP, nor should it be construed as an inference that our future results will be unaffected by unusual or other items. In evaluating Adjusted EBITDA, you should be aware that in the future we will incur expenses that are the same as or similar to some of the adjustments in this presentation, such as preopening expenses, stock compensation expense, and other adjustments. Additionally, Adjusted EBITDA is not intended to be a measure of free cash flow for management's discretionary use, as it does not reflect certain cash requirements such as tax payments, debt service requirements, capital expenditures, facility openings and certain other cash costs that may recur in the future. Adjusted EBITDA contains certain other limitations, including the failure to reflect our cash expenditures, cash requirements for working capital needs and cash costs to replace assets being depreciated and amortized. Management compensates for these limitations by supplementally relying on our GAAP results in addition to using Adjusted EBITDA. Our presentation of Adjusted EBITDA is not necessarily comparable to other similarly titled captions of other companies due to different adjustments included in the calculation.

The following table sets forth a reconciliation of our Adjusted EBITDA to net (loss) income using data derived from our condensed consolidated financial statements for the periods indicated (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Net (loss) income	($11,733)	$ 1,494	$ 144,326	$ 30,769
Depreciation and amortization(a)	5,628	4,902	15,643	14,587
Interest expense	2,024	3,753	5,672	10,925
(Benefit) provision for income taxes	(4,765)	811	45,623	7,617
Gain on contribution to joint venture(b)	—	—	(185,336)	(24,250)
Preopening expenses(c)	14,056	5,102	19,290	9,191
Management recruiting expenses(d)	—	—	—	185
Stock compensation expense(e)	1,402	789	3,711	1,946
Public offering costs(f)	3	1,079	532	2,072
Duplicative billing effort(g)	—	—	208	—
Other(h)	3,054	711	4,233	1,801
Total adjustments	21,402	17,147	(90,424)	24,074
Adjusted EBITDA	$ 9,669	$ 18,641	$ 53,902	$ 54,843

(a)	Includes the Company’s proportionate share of depreciation and amortization related to its joint ventures.
(b)	Consists of a gain recognized on the contribution and change of control of previously owned freestanding facilities to the joint venture with THR in May 2016 and UCHealth in April 2015.
(c)	Includes labor, marketing costs and occupancy costs prior to opening facilities and hospital losses prior to obtaining Medicare certification.
(d)	Third-party costs and fees involved in recruiting our management team.
(e)	Stock compensation expense associated with grants of management incentive units.
(f)

For the three and nine months ended September 30, 2016 and 2015, we incurred cost of approximately $3,000, $1.1 million, $0.5 million and $2.1 million, respectively, in conjunction with secondary public offerings.

(g)	Consists of duplicative costs, including salaries, stay bonuses, and contract labor, incurred during the transition to outsource billing services for the ICD-10 conversion.
(h)

For the three months ended September 30, 2016, we incurred costs to develop long-term strategic goals and objectives totaling $1.2 million, terminated real-estate development costs of $1.2 million and  rebranding costs associated with of our Dallas/Fort Worth facilities of $0.6 million. For the three months ended September 30, 2015, we incurred costs to develop long-term strategic goals and objectives totaling approximately $0.7 million.

For the nine months ended September 30, 2016, we incurred costs to develop long-term strategic goals and objectives totaling $2.4 million, terminated real-estate development costs of $1.2 million and rebranding costs associated with our Dallas/Fort Worth facilities of $0.6 million. For the nine months ended September 30, 2015, we incurred costs to develop long-term strategic goals and objectives totaling approximately $1.8 million.

Results of Operations

Three months ended September 30, 2016 Compared to Three months ended September 30, 2015

The following table summarizes our results of operations for the three months ended September 30, 2016 and 2015 (in thousands):

	Three months ended September 30,
					Percentage of
			Change from prior		net patient
			period		service revenue
	2016	2015	$	%	2016	2015
Statement of Operations Data:
Revenue
Patient service revenue	$70,174	$101,254	$(31,080)	(30.7)%
Provision for bad debt	(8,358)	(17,907)	9,549	(53.3)
Net patient service revenue	61,816	83,347	(21,531)	(25.8)	100.0%	100.0%
Management and contract services revenue	23,552	4,865	18,687	384.1	38.1	5.8
Total net operating revenue	85,368	88,212	(2,844)	(3.2)	138.1	105.8
Equity in (loss) earnings of unconsolidated joint ventures	(8,457)	4,543	(13,000)	(286.2)	(13.7)	5.5
Operating expenses:
Salaries, wages and benefits	64,580	55,420	9,160	16.5	104.5	66.5
General and administrative	15,119	13,866	1,253	9.0	24.5	16.6
Other operating expenses	8,992	13,152	(4,160)	(31.6)	14.5	15.8
Depreciation and amortization	2,694	4,259	(1,565)	(36.7)	4.4	5.1
Total operating expenses	91,385	86,697	4,688	5.4	147.8	104.0
(Loss) income from operations	(14,474)	6,058	(20,532)	(338.9)	(23.4)	7.3
Other expense:
Gain on contribution to joint venture	—	—	—	—	—	—
Interest expense	(2,024)	(3,753)	1,729	(46.1)	(3.3)	(4.5)
Total other expense	(2,024)	(3,753)	1,729	(46.1)	(3.3)	(4.5)
(Loss) income before (benefit) provision for income taxes	(16,498)	2,305	(18,803)	(815.7)	(26.7)	2.8
(Benefit) provision for income taxes	(4,765)	811	(5,576)	(687.5)	(7.7)	1.0
Net (loss) income	$(11,733)	$1,494	$(13,227)	(885.3)%	(19.0)%	1.8%

Overall

Our results for the three months ended September 30, 2016 reflect a 3.2% decrease in net operating revenue to $85.4 million and net loss of $11.7 million compared to net income of $1.5 million for the three months ended September 30, 2015. The net loss is primarily attributable to a decrease of $2.8 million in net operating revenue resulting from the deconsolidation of our Dallas/Fort Worth locations and softer patient volumes in our non-HOPD markets, slightly offset by increases in management and contract services revenue.  This decrease is coupled with an increase of salaries, wages, and benefits and other costs related to our growth initiatives and an $8.5 million loss in unconsolidated joint ventures primarily driven by the opening and preopening costs of two hospitals in Colorado. Preopening expenses peaked in the three months ended September 30, 2016 and we expect preopening expenses will decline materially going forward, with only one additional hospital opening in 2017.

Revenue

Patient Service Revenue

Patient service revenue decreased by $31.1 million, or 30.7%, to $70.2 million for the three months ended September 30, 2016 from $101.3 million for the three months ended September 30, 2015. The decrease was primarily attributable to the deconsolidation of our Dallas/Fort Worth locations due to the THR joint venture and softer patient volumes in our non-HOPD markets.

Provision for Bad Debt

Our provision for bad debt decreased by $9.5 million to $8.4 million for the three months ended September 30, 2016, from $17.9 million for the three months ended September 30, 2015. This decrease was primarily attributable to the deconsolidation of our Dallas/Fort Worth locations due to the THR joint venture.

Net Patient Service Revenue

As a result of the factors described above, our net patient service revenue decreased by $21.5 million, or 25.8%, to $61.8 million for the three months ended September 30, 2016, from $83.3 million for the three months ended September 30, 2015.

Management and Contract Services Revenue

Management and contract services revenue was $23.6 million for the three months ended September 30, 2016 compared to $4.9 million for the three months ended September 30, 2015. The increase is a result of our management and contract services agreement associated with our joint venture agreements, which increased due to the addition of the joint venture with THR in May 2016 and the revenue generated from the expansion of the number of equity method facilities from 42 to 61.

Equity in (Loss) Earnings of Unconsolidated Joint Ventures

Equity in (loss) earnings of joint ventures consists of our ownership interest, which ranges from 49.0% to 50.1%, of earnings generated from our non-controlling equity investments. Our equity in earnings of unconsolidated joint ventures decreased by $13.0 million to a loss of $8.5 million for the three months ended September 30, 2016 from earnings of approximately $4.5 million for the three months ended September 30, 2015. The net loss is primarily driven by the costs associated with the opening of two hospitals in Colorado associated with our UCHealth joint venture and rebranding costs of our facilities in the Dallas/Fort Worth market to Texas Health Resources.

Operating Expenses

Salaries, Wages and Benefits

Salaries, wages and benefits increased by $9.2 million to $64.6 million for the three months ended September 30, 2016, from $55.4 million for the three months ended September 30, 2015. This increase was primarily attributable to an increase of $13.2 million for physician labor, as we provide physician services to each facility, whether owned or managed, $3.8 million due to continued efforts to support new facility growth, $0.6 million in stock compensation, partially offset by a decrease of $8.4 million related to the deconsolidation of our Dallas/Fort Worth locations due to the THR joint venture.

General and Administrative

General and administrative expenses increased by $1.2 million to $15.1 million for the three months ended September 30, 2016, from $13.9 million for the three months ended September 30, 2015. This increase was primarily attributable to $1.2 million in costs related to outsourcing billing and collections to a third party revenue cycle company,

$0.8 million in additional facility utilities and insurance expenses, $1.7 million in legal and accounting expenses, $0.3 million in travel expenses associated with increased headcount and the opening of new facilities outside of the Dallas/Fort Worth market, $1.2 million in write-offs of terminated real-estate deals and $0.6 million in other corporate expenses, partially offset by reductions of $1.5 million in marketing costs which are now borne by our joint venture partners, $1.1 million in costs associated with the 2015 secondary offerings which did not recur in the current period, and $2.0 million related to the deconsolidation of our Dallas Fort/Worth locations due to the THR joint venture.

Other Operating Expenses

Other operating expenses decreased by $4.2 million to $9.0 million for the three months ended September 30, 2016, from $13.2 million for the three months ended September 30, 2015. This decrease was primarily due to reductions of $5.6 million in costs attributable to the deconsolidation of our Dallas/Fort Worth locations due to the THR joint venture and $0.9 million in patient care and supply costs, partially offset by increases of $2.2 million in lease costs for buildings and medical equipment and $0.1 million in building and medical equipment maintenance.

Depreciation and Amortization

Depreciation and amortization expenses decreased by $1.6 million to $2.7 million for the three months ended September 30, 2016, from $4.3 million for the three months ended September 30, 2015. This decrease was primarily attributable to the deconsolidation of assets attributable to joint ventures.

Other Income (Expense)

Interest Expense

Interest expense primarily consists of interest on our Senior Secured Credit Facility. Our interest expense decreased by $1.8 million to $2.0 million for the three months ended September 30, 2016, compared to $3.8 million for the three months ended September 30, 2015. This decrease was primarily attributable to lower borrowing rates as a result of refinancing our Senior Secured Credit Facility in October 2015.

(Loss) Income Before (Benefit) Provision for Income Taxes

As a result of the factors described above, we recorded a loss before benefit for income taxes of $16.5 million for the three months ended September 30, 2016, compared to net income of $2.3 million for the three months ended September 30, 2015.

(Benefit) Provision for Income Taxes

For the three months ended September 30, 2016, we recorded an income tax benefit of $4.8 million, which consists of $4.4 million of federal income tax benefit and Texas margin tax benefit of $0.4 million. Our effective tax rate for the three months ended September 30, 2016 and the comparable period in 2015 was 42.1% and 38% respectively. Our tax rate is affected by recurring items such as permanent differences and state and local income taxes. The change in rate is mostly attributable to an increase in state and local taxes for 2016.

Net (Loss) Income

As a result of the factors described above, we recorded a net loss of $11.7 million for the three months ended September 30, 2016, compared to net income of $1.5 million for the three months ended September 30, 2015.

Nine months ended September 30, 2016 Compared to Nine months ended September 30, 2015

The following table summarizes our results of operations for the nine months ended September 30, 2016 and 2015 (in thousands):

	Nine months ended September 30,
					Percentage of
			Change from prior		net patient
			period		service revenue
	2016	2015	$	%	2016	2015
Statement of Operations Data:
Revenue
Patient service revenue	$305,057	$301,519	$3,538	1.2%
Provision for bad debt	(52,084)	(50,365)	(1,719)	3.4
Net patient service revenue	252,973	251,154	1,819	0.7	100.0%	100.0%
Management and contract services revenue	45,331	8,098	37,233	459.8	17.9	3.2
Total net operating revenue	298,304	259,252	39,052	15.1	117.9	103.2
Equity in (loss) earnings of unconsolidated joint ventures	(3,521)	7,470	(10,991)	(147.1)	(1.4)	3.0
Operating expenses:
Salaries, wages and benefits	193,525	155,424	38,101	24.5	76.5	61.9
General and administrative	44,398	35,701	8,697	24.4	17.6	14.2
Other operating expenses	36,098	36,998	(900)	(2.4)	14.3	14.7
Depreciation and amortization	10,477	13,538	(3,061)	(22.6)	4.1	5.4
Total operating expenses	284,498	241,661	42,837	17.7	112.5	96.2
Income from operations	10,285	25,061	(14,776)	(59.0)	4.1	10.0
Other income (expense):
Gain on contribution to joint venture	185,336	24,250	161,086	664.3	73.3	9.7
Interest expense	(5,672)	(10,925)	5,253	(48.1)	(2.2)	(4.3)
Total other income	179,664	13,325	166,339	1,248.3	71.0	5.3
Income before provision for income taxes	189,949	38,386	151,563	394.8	75.1	15.3
Provision for income taxes	45,623	7,617	38,006	499.0	18.0	3.0
Net income	$144,326	$30,769	$113,557	369.1%	57.1%	12.3%

Overall

Our results for the nine months ended September 30, 2016 reflect a 15.1% increase in net operating revenue to $298.3 million and net income of $144.3 million compared to net income of $30.8 million for the nine months ended September 30, 2015. The net income is primarily attributable to a $39.0 million increase in net operating revenue, coupled with an increase in gain on contribution of joint ventures of $161.0 million recognized on our change of control of previously owned freestanding facilities to a joint venture with THR, which is offset by increases of $42.8 million in operating expenses related to our growth initiatives and preopening costs for one new hospital in our Houston market. In addition, earnings in unconsolidated joint ventures decreased by $11.0 million from earnings of $7.5 million to a loss of $3.5 million mainly driven by the preopening costs associated with two new hospitals in Denver and Colorado Springs, Colorado associated with our joint venture with UCHealth. Preopening expenses peaked in the nine months ended September 30, 2016 and we expect preopening expenses will decline materially going forward, with only one additional hospital opening in 2017.

Revenue

Patient Service Revenue

Patient service revenue increased by $3.6 million, or 1.2%, to $305.1 million for the nine months ended September 30, 2016 from $301.5 million for the nine months ended September 30, 2015. This increase was primarily attributable to the impact of patient volumes from new consolidated freestanding facilities, partially offset by the deconsolidation of our Dallas/Fort Worth locations due to the THR joint venture.

Provision for Bad Debt

Our provision for bad debt increased by $1.7 million to $52.1 million for the nine months ended September 30, 2016, from $50.4 million for the nine months ended September 30, 2015. This increase was primarily attributable to bad debts associated with revenue generated from the expansion of the number of consolidated freestanding facilities, partially offset by the deconsolidation of our Dallas/Fort Worth locations due to the THR joint venture.

Net Patient Service Revenue

As a result of the factors described above, our net patient service revenue increased by $1.8 million, or 0.7%, to $253.0 million for the nine months ended September 30, 2016, from $251.2 million for the nine months ended September 30, 2015.

Management and Contract Services Revenue

Management and contract services revenue was $45.3 million for the nine months ended September 30, 2016 compared to $8.1 million for the nine months ended September 30, 2015. The increase is a result of the management and contract services agreements associated with our joint venture agreements, which increased due to the addition of the joint venture with UCHealth in April 2015, THR in May 2016 and the increase in the number of equity method facilities from 42 to 61.

Equity in (Loss) Earnings of Unconsolidated Joint Ventures

Equity in (loss) earnings of joint ventures consists of our ownership interest, which ranges from 49.0% to 50.1%, of earnings generated from our non-controlling equity investments. Our equity in earnings of unconsolidated joint ventures decreased by $11.0 million to a loss of $3.5 million for the nine months ended September 30, 2016 from earnings of approximately $7.5 million for the nine months ended September 30, 2015. The net loss is primarily driven by the costs associated with opening two hospitals in Colorado associated with our UCHealth joint venture and rebranding all of our facilities in the Dallas/Fort Worth markets to Texas Health Resources.

Operating Expenses

Salaries, Wages and Benefits

Salaries, wages and benefits increased by $38.1 million to $193.5 million for the nine months ended September 30, 2016, from $155.4 million for the nine months ended September 30, 2015. This increase was primarily attributable to an increase of $37.9 million for physician labor, which includes both owned and managed facilities as we provide physician services to each facility, $20.4 million due to continued efforts to support new facility growth, $1.8 million in stock compensation charges, partially offset by a decrease of $22.0 million related to the deconsolidation of salaries attributable to joint ventures.

General and Administrative

General and administrative expenses increased by $8.7 million to $44.4 million for the nine months ended September 30, 2016, from $35.7 million for the nine months ended September 30, 2015. This increase was primarily attributable to $4.8 million in costs related to outsourcing billing and collections to a third party revenue cycle company, $3.7 million in additional facility utilities and insurance expenses, $4.0 million in legal and accounting expenses, $0.6 million in travel expenses associated with increased headcount and the opening of new facilities outside of the Dallas/Fort Worth market, $1.2 million in write-offs of terminated real-estate deals and $2.8 million in other corporate expenses, partially offset by reductions of $2.1 million in marketing costs which were included in our earnings in the previous period and are now borne by our joint venture partners, $1.5 million in costs associated with the secondary offerings in the current period compared to the prior year and $4.8 million related to the deconsolidation of costs attributable to joint ventures.

Other Operating Expenses

Other operating expenses decreased by $0.9 million to $36.1 million for the nine months ended September 30, 2016, from $37.0 million for the nine months ended September 30, 2015. This decrease was primarily due to $13.4 million in the deconsolidation of costs attributable to joint ventures, partially offset by increases of $10.0 million in additional lease costs for buildings and medical equipment at new and existing facilities and $1.6 million in building and equipment maintenance for new and existing facilities and an increase of $0.9 million in patient care and supply costs for new and existing facilities.

Depreciation and Amortization

Depreciation and amortization expenses decreased by $3.0 million to $10.5 million for the nine months ended September 30, 2016, from $13.5 million for the nine months ended September 30, 2015. This decrease was primarily attributable to the deconsolidation of costs attributable to joint ventures and a decrease in capital expenditures on new facility construction as we shifted toward third-party developers to fund all new construction.

Other Income (Expense)

Gain on Contribution to Joint Venture

The Company recorded a gain of $185.4 million for the nine months ended September 30, 2016 as a result of the contribution and change of control of previously owned freestanding facilities to the joint venture with THR. This gain is net of a $9.6 million reduction of the goodwill related to the business associated with the facilities contributed to the joint venture.

Interest Expense

Interest expense primarily consists primarily of interest on our Senior Secured Credit Facility. Our interest expense decreased by $5.2 million to $5.7 million for the nine months ended September 30, 2016, compared to $10.9 million for the nine months ended September 30, 2015. This decrease was primarily attributable to lower borrowing rates as a result of refinancing our Senior Secured Credit Facility in October 2015.

Income Before Provision for Income Taxes

As a result of the factors described above, we recorded income before provision for income taxes of $189.9 million for the nine months ended September 30, 2016, compared to $38.4 million for the nine months ended September 30, 2015.

Provision for Income Taxes

For the nine months ended September 30, 2016, we recorded income tax expense of $45.6 million, which consists of $45.1 million of deferred federal income tax expense and state tax expense of $0.5 million. Our effective tax rate for the nine months ended September 30, 2016 and the comparable period in 2015 was 42.1% and 38% respectively. Our tax rate is affected by recurring items such as permanent differences and state and local income taxes. The change in rate is mostly attributable to an increase in state and local taxes for 2016.

Net Income

As a result of the factors described above, we recorded net income of $144.3 million for the nine months ended September 30, 2016, compared to net income of $30.8 million for the nine months ended September 30, 2015.

Liquidity and Capital Resources

Overview

We rely on cash flows from operations, the New Facility and the MPT Agreements (each as described below) as our primary sources of liquidity.

Our primary cash needs are capital expenditures on new facilities, compensation of our personnel, purchases of medical supplies, facility leases, equipment rentals, marketing initiatives, service of long-term debt and any payments made under a tax receivable agreement we entered into upon the consummation of our initial public offering, which provides for the payment from time to time by us to the Unit holders of Adeptus Health LLC of 85% of the amount of the benefits, if any, that we deemed to realize as a result of increases in tax basis and certain other tax benefits related to exchanges of LLC Units pursuant to the exchange agreement, including tax benefits attributable to payments under the tax receivable agreement.  These payment obligations are obligations of Adeptus Health Inc.; however, payments to LLC Unit holders will only be paid as tax benefits for the Company are realized. For purposes of the tax receivable agreement, the benefit deemed realized by Adeptus Health Inc. will be computed by comparing its actual income tax liability (calculated with certain assumptions) to the amount of such taxes that we would have been required to pay had there been no increase to the tax basis of the assets of Adeptus Health LLC as a result of the exchanges and had Adeptus Health Inc. not entered into the tax receivable agreement.

As of September 30, 2016, our principal sources of liquidity included cash of $6.1 million and funds available under our Senior Secured Credit Facility line of credit of $15.8 million, net of $10.2 million for outstanding letters of credit, subject to meeting certain debt covenants.  As of September 30, 2016, we also had $59.0 million available under the MPT Agreements.

At September 30, 2016, our cash position was $6.1 million, as compared to $16.0 million at December 31, 2015. For the nine months ended September 30, 2016, net cash used in operating activities was $37.3 million, as compared to net cash provided by operating activities of $5.1 million for the comparable period in the prior year.  Our liquidity and cash flow from operations during the nine months ended September 30, 2016 were negatively impacted by our funding of the working capital requirements related to the opening of two hospitals, which has led to the increase in the Other receivables and current assets balance on our consolidated balance sheets from $17.1 million at December 31, 2014 to $31.5 million at December 31, 2015 and $78.9 million at September 30, 2016.  Each joint venture agreement contains provisions regarding repayment of amounts owed under these receivables, prior to the distributions of profits, as well as other funding mechanisms.  An additional factor contributing to the negative impact on liquidity and cash flow from operations is the significant lengthening of collection cycles on accounts receivable (as evidenced by the increase in days of sales outstanding, or DSO, from 54 days in the third quarter of 2015 to 119 days in the third quarter of 2016) stemming from the outsourcing of billing and collection for our services to a third-party provider in October 2015, which was driven by the need to ensure compliance with ICD-10 medical coding requirements. Although collections have been delayed, the Company believes it will be able to collect at historical levels. We have added additional internal and external resources to aid in bringing down our DSO metric, shortening our revenue and cash conversion cycle, and enhancing our ability to receive the appropriate level of reimbursement from payors in a timely manner with a view to restoring our historical cash collection results. Although accounts receivable are currently deemed collectable, if they continue to age significantly bad debt expense could materially increase.

We have taken interim measures to strengthen our balance sheet, as follows:

•

On November 1, 2016, we entered into amendments under the New Facility to add $25.0 million of additional availability under the term loan portion of the facility and $5.0 million of additional availability under the revolving credit portion of the facility, on top of the $20.0 million of incremental availability under the revolving credit portion of the facility secured in an amendment entered into on August 12, 2016 See Note 17 (Subsequent Events).

•	On November 7, 2016, we issued $21.9 million of Series A Preferred Stock to funds affiliated with Sterling Partners, co-founders Rick Covert, the vice chairman of the Company’s board of directors,

and Dr. Jack Novak, and Thomas S. Hall, the Company’s chief executive officer pursuant to a securities purchase agreement dated as of November 7, 2016. See Note 17 (Subsequent Events).

In addition, we have taken additional steps that we believe will contribute to our achieving longer-term financial flexibility and returning to being cash flow positive and profitability, as follows:

•

We have engaged Goldman Sachs to explore various financing alternatives to assist us in our efforts to achieve, subject to market conditions, a comprehensive refinancing of our existing indebtedness that provides us with additional financial flexibility.

•

We have added additional internal and external resources to aid in bringing down our DSO metric, shortening our revenue and cash conversion cycle, and enhancing our ability to receive the appropriate level of reimbursement from payors with a view to restoring our historical cash collection percentage levels.

•	We have plans to engage in negotiations with the health system partners in our joint ventures to share the working capital requirements of the joint ventures.
•

We anticipate that the majority of our development activity with new health system partners going forward will be executed under the partner model represented by our partner services agreement with Ochsner Health System.  We believe that this partner model will allow us to grow at an accelerated rate without the significant demands for capital experienced in in the past under our joint venture arrangements.

•	We are actively evaluating planned openings of facilities with a view to matching our development activity to available capital resources.

We cannot assure that we will be successful in consummating a refinancing of our indebtedness on acceptable terms or at all.  The other measures described above may not result in our realizing the anticipated benefits.  Any of such events would have a material adverse effect on our business, financial condition, results of operations and cash flows.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine months ended
	September 30,
	2016	2015
Net cash (used in) provided by operating activities	$(37,283)	$5,120
Net cash used in investing activities	(6,440)	(2,468)
Net cash provided by financing activities	33,763	41,656
Net (decrease) increase in cash	$(9,960)	$44,308

Net Cash from Operating Activities

Net cash used by operating activities increased by $42.4 million to $37.3 million for the nine months ended September 30, 2016, from $5.1 million provided by operating activities for the same period in 2015. This increase was primarily attributable to funding the working capital requirements related to the opening of three hospitals in the second half of the year, as well as longer collection cycles on receivables stemming from collection issues at our third party billing and collections vendor.

Net Cash from Investing Activities

Net cash used in investing activities increased by $3.9 million to $6.4 million for the nine months ended September 30, 2016, from $2.5 million used by investing activities for the same period in 2015. This increase was primarily attributable to our investment in the development activity associated with our joint ventures with Ochsner Health System and Mount Carmel Health System, partially offset by proceeds from the sale of property and equipment in 2015 which did not recur in the current period.

Net Cash from Financing Activities

Net cash provided by financing activities decreased by $7.9 million to $33.8 million for the nine months ended September 30, 2016, from $41.7 million for the same period in 2015. This decrease results primarily from the reduction in outstanding debt due to payments of principal which began in December 2015 and the timing of prepayments against our revolving debt in the current period compared to prior period.

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

As a result of our strategy of partnering with leading healthcare providers, we do not own a controlling interest in our facilities in Colorado, Arizona and Dallas/Fort Worth.  At September 30, 2016, we accounted for these joint ventures under the equity method. Our ownership percentage ranges from 49.0% to 50.1% in each joint venture at September 30, 2016.

As described above, our unconsolidated joint ventures are structured as limited liability corporations. These joint ventures do not provide financing, liquidity, or market or credit risk support for us.

Obligations and Commitments

The following is a summary of our contractual obligations as of September 30, 2016 (in thousands):

	Total	3 months	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$ 163,555	$ 1,817	$ 16,957	$ 144,781	$ -
Capital lease obligations(1)	415	22	172	172	49
Operating lease obligations	1,012,245	20,122	157,772	131,269	703,082
Total	$ 1,176,215	$ 21,961	$ 174,901	$ 276,222	$ 703,131

(1)	Includes amounts representing interest.

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

On August 12, 2016, the Company amended the New Facility to increase availability under the revolving credit portion of that facility to $70.0 million.

We had $15.8 million available under the revolving commitment at September 30, 2016, subject to certain debt covenants. During the nine months ended September 30, 2016, we made mandatory principal payments under the New Facility of $4.7 million.

The New Facility contains a number of significant negative covenants. Such negative covenants, among other things and subject to certain exceptions, restrict Adeptus Health, Inc. and its subsidiaries’ ability to incur additional indebtedness, make guarantees and enter into hedging agreements; create liens on assets; engage in mergers or consolidations; transfer assets; pay dividends and distributions; change the nature of our business; make investments, loans and advances, including acquisitions; engage in certain transactions with affiliates; amend certain material agreements, including the MPT Agreements and organizational documents; enter into certain joint ventures; enter into certain restrictive agreements and make certain changes to our accounting practices. In addition, the New Facility contains financial covenants that, among other things, require us to maintain a consolidated net leverage ratio of at most 4.50 to 1.00 as of September 30, 2016 (decreasing to 3.25 to 1.00 as of June 30, 2020); a consolidated fixed charge coverage ratio of at least 1.25 to 1.00; and a minimum Non-MPT Facility EBITDA as of the end of any fiscal quarter of not less than $40.0 million. The financial covenant calculations are based on Adeptus Health Inc. and its subsidiaries as a consolidated group. In addition, the New Facility includes certain limitations on intercompany indebtedness. The affirmative covenants, negative covenants, and financial covenants, are measured on a quarterly basis and, as of September 30, 2016, we were in compliance with all covenant requirements.

On November 1, 2016, the Company entered into further amendments to its New Facility to add $25.0 million of additional availability under the term loan portion of the facility and $5.0 million of additional availability under the revolving credit portion of the facility, on top of the $20.0 million of incremental availability under the revolving credit portion of the facility secured in an amendment entered into on August 12, 2016.

The applicable margin for the incremental amount of the term loan shall be 4.25% per annum in the case of any Eurodollar rate loan and 3.25% per annum in the case of any base rate loan, provided that the applicable margin shall increase by an additional .50% per annum on the first day of each month after the effective date of the incremental term loan amendment, commencing on January 1, 2017. Up to $15.0 million of First Drawing shall be available on Initial Drawing Date not earlier than December 1, 2016, but prior to December 31, 2016, and up to $10.0 million of the Second Drawing shall be available on the Second Drawing Date not earlier than December 15, 2016, but prior to January 14, 2017, in each case, on the terms and conditions set forth in the incremental term loan amendment to the Senior Secured Credit Facility. Funding of the First Drawing is subject to, among other conditions, (i) administrative agent’s receipt of satisfactory evidence not later than December 1, 2016 that the Company has established a system of cash flow reporting pursuant to which the Company shall furnish to the administrative agent a Cash Flow Forecast, such Cash Flow Forecast to have been established and provided to the lenders, (ii) the Company shall have retained and made available to the lenders a liquidity consultant by no later than December 1, 2016, (iii) the Company shall have received at least $27.5 million in net proceeds from an issuance of non-cash pay preferred stock and (iv) no loan party shall have incurred or contracted to incur indebtedness that is guaranteed by a subsidiary that is not a guarantor under the credit facility or secured by a lien on any assets not constituting collateral for the incremental term loans or the collateral that ranks pari passu with, or senior to, the liens that secure the indebtedness under the credit facility. Funding of the Second Drawing is subject to the same conditions applicable to the First Drawing, plus the following additional conditions: (i) the administrative agent and the lenders under the incremental term loan shall be reasonably satisfied that the results of any Cash Flow Forecast that has been delivered for each of the four weeks preceding the Second Drawing Date shall not vary by more than 15% with respect to the results of any other Cash Flow Forecast delivered during such time, (ii) the administrative agent and the lenders under the incremental term loan shall be reasonably satisfied that the Cash Flow Forecast delivered on the Friday immediately prior to the Second Drawing reflects a positive 13-week cash balance forecast and (iii) the administrative agent and lenders shall have received satisfactory evidence that the borrower under the incremental term loan has at least $50.0 million cash on hand at the time of (but without giving effect to) the Second Drawing, and, to the extent any such cash shall have been received from proceeds of any issuance of any indebtedness, the ratio of (x) the aggregate principal amount of proceeds received from the issuance of any and all equity interests subsequent to the effective date of the incremental term loan amendment to the credit facility to (y) the aggregate principal amount of proceeds received from the issuance of all such indebtedness subsequent to the effective date of the incremental term loan amendment to the credit facility shall be at least 1.35:1.00. The Company will also pay to the lenders providing the incremental term loan under the New Facility certain customary fees, including a ticking fee in an amount equal to 0.50% multiplied by the aggregate amount of incremental term loans, that will be payable beginning on January 1, 2017 and the first day of each month thereafter.  To the extent the all-in-yield paid to the lenders providing the incremental term loans exceeds the all-in-yield paid to the other lenders by more than 0.50% the applicable margin on the loans of such other lenders shall increase by such excess. All other material terms of the New Facility remain the same.

Capital Lease Obligations

Assets under capital leases totaled approximately $0.4 million as of September 30, 2016, and were included within the medical equipment component of net property and equipment. Accumulated Depreciation associated with these capital lease assets totaled approximately $16,000 as of September 30, 2016.

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

Pursuant to the MPT Agreements, as amended, MPT will acquire parcels of land, fund the ground-up construction of new freestanding emergency room facilities and lease the facilities to us upon completion of construction. Under the terms of the MPT Agreement, MPT is required to fund all hard and soft costs, including the project purchase price, closing costs and pursuit costs for the assets relating to the construction of a fixed number of facilities with a maximum aggregate funding of $500.0 million, of which, $59.0 million remained uncommitted as of September 30, 2016. Each completed project will be leased for an initial term of 15 years, with three five-year renewal options. We follow the guidance in Accounting Standards Codification, or ASC, 840, Leases, and ASC 810, Consolidation, in evaluating the lease as a build-to-suit lease transaction to determine whether we would be considered the accounting owner of the facilities during the construction period.

In addition to the MPT Agreements, the Company has entered into similar agreements with certain developers to fund and lead the development efforts on the construction of future facilities. As of September 30, 2016, the Company had total receivables of $10.7 million from the lessor to the MPT Agreements and certain developers for soft costs incurred for facilities currently under development.

We lease approximately 80,000 square feet for our corporate headquarters. Lease expense associated with this lease was $0.9 million for the nine months ended September 30, 2016.

We have sublease agreements with the joint ventures in Arizona, Colorado and Dallas/Fort Worth under which the Company subleases certain freestanding emergency room facilities, ground leases and equipment leases to the joint ventures. Under these agreements, the Company received $14.4 million, $3.6 million, $27.4 million and $6.8 million during the three and nine months ended September 30, 2016 and 2015, respectively, as rental income which is accounted for as a reduction of rent expense.

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

The table below provides our total capital expenditures for the period (in thousands):

	Nine months ended
	September 30,
	2016	2015
Leasehold improvements	$252	$1,681
Computer equipment	1,904	1,614
Medical equipment	1,549	172
Office equipment	1,207	1,449
	$4,912	$4,916

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risks related to changes in variable interest rates. As of September 30, 2016, we had $163.6 million of indebtedness (excluding capital leases) which is at variable interest rates. We have not engaged in hedging activity related to the New Credit Facility nor do we use leveraged financial instruments.

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

Changes in Internal Control Over Financial Reporting

During the period ended September 30, 2016, our management was engaged in the implementation of remediation efforts to address the material weakness that was identified in our Annual Report on Form 10-K for the year ended December 31, 2015. These remediation efforts were designed both to address the identified weakness and to enhance our overall financial reporting control environment. The Company is implementing controls over the completeness and accuracy of revenue transaction data exchanged with the third-party provider. In addition, the Company plans to obtain an appropriate annual internal control report from the third-party service organization utilized in coding and billing payors for the year ended December 31, 2016. This report will not be available until the fourth quarter of 2016, and as such, the material weakness cannot be fully remediated until that time.

Other than the controls related to the material weakness described above, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On October 27, 2016, a purported securities class action complaint was filed by the Oklahoma Law Enforcement Retirement System against the Company in the United States District Court for the Eastern District of Texas.  The complaint also names as defendants, among others, the members of the Company’s board of directors, Sterling Partners and the joint book-running managers in the Company’s secondary public offering of shares of its Class A common stock completed in July 2015 (the “SPO”).  The lawsuit is purportedly filed on behalf of all persons similarly situated and alleges material misstatements and omissions in the registration statement relating to the SPO and in the Company’s SEC filings and other corporate reports and public announcements in violation of the federal securities laws. The action seeks rescission of the SPO and an award of the costs and attorneys’ fees, accountants’ fees and experts’ fees of the litigation on behalf of all purchasers of the Company’s shares of Class A common stock in the SPO under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended. The action also seeks monetary damages and an award of the costs and attorneys’ fees, accountants’ fees and experts’ fees of the litigation on behalf of open market purchasers of the Company’s shares of Class A common stock between April 23, 2015 and November 16, 2015 under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder.  Management believes that the Company has meritorious defenses and intends to defend this lawsuit vigorously.

From time to time, we are party to various legal proceedings that have arisen in the normal course of conducting business. While, we do not believe the results of these proceedings, individually or in the aggregate, will have a material adverse effect on our business, financial condition, results of operations or liquidity, litigation is subject to inherent uncertainties.

Item 1A. Risk Factors

In addition to the other information contained in this Quarterly Report on Form 10-Q, the risks and uncertainties that we believe could materially affect our business, financial condition or future results and are most important for you to consider are discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.  The risk factors set forth in Part I, “Item 1A. Risk Factors – Risks Related to Healthcare Regulation” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 are incorporated by reference in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2016, and all references to “our facilities” and “our hospitals” in such risk factors are amended to read “facilities and hospitals owned and/or operated by us or through unconsolidated joint ventures or managed by us under partner services agreements”.  Additional risks and uncertainties which are not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also materially and adversely affect any of our business, financial position or future results.

Our actual operating results may differ significantly from the guidance we provide to the market

From time to time we release guidance in our quarterly earnings releases, quarterly earnings conference call, or otherwise, regarding our future performance that represent our management’s estimates as of the date of release.  Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. We generally state possible outcomes as high and low ranges which are intended to provide a sensitivity analysis as variables are changed but are not intended to represent that actual results could not fall outside of the suggested ranges. The principal reason that we release guidance is to provide a basis for our management to discuss our business outlook with analysts and investors. We do not accept any responsibility for any projections or reports that may be published by analysts.

Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions of the guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. If the estimates of what management believes is realizable change significantly from the guidance expressed earlier in the year, our guidance for the year is adjusted as appropriate. For example, on November 1, 2016, we lowered our guidance for 2016 Adjusted EBITDA from the range of $110 million to $115 million provided on July 21, 2016 to a range of $70 million to $80 million, which caused our share price to decline significantly. Actual results may vary from our guidance and the variations may be material, which could cause our share price to decline significantly. In light of the foregoing, investors are urged not to rely upon, or otherwise consider, our guidance in making an investment decision in respect of our shares of Class A common stock.  Any failure to successfully implement our growth strategy and operating initiatives could result in the actual operating results being different from our guidance, and such differences may be adverse and material and may cause volatility in the trading prices of our Class A common stock.

Our stock price has been and will likely continue to be volatile.

Our stock price may fluctuate in response to a number of events and factors in addition to recent events, such as quarterly operating results; changes in our financial projections provided to the public or our failure to meet those projections; the public's reaction to our press releases, other public announcements and filings with the SEC; significant transactions, or new services by us or our competitors; changes in financial estimates and recommendations by securities analysts; media coverage of our business and financial performance; the operating and stock price performance of, or other developments involving, other companies that investors may deem comparable to us; trends in our industry; any significant change in our management; and general economic conditions. Broad fluctuations in the market and in our industry may adversely affect the price of our stock, regardless of our operating performance.  Volatility in our stock price also impacts the value of our equity compensation, which affects our ability to recruit and retain employees.  In addition, we may become subject to securities class action litigation as a result of volatility in the market price of our stock.  Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could harm our business. If we fail to meet expectations related to future growth, profitability, or other market expectations, our stock price may decline significantly, which could have a material adverse impact on investor confidence and employee retention. A sustained decline in our stock price and market capitalization could lead to impairment charges.

A pending securities class action complaint may result in significant costs and expenses and could have a material adverse effect on our business, financial condition, results of operations or cash flows.

As further described in Part II, Item 1, “Legal Proceedings” of this Form 10-Q, on October 27, 2016, a purported securities class action complaint was filed by the Oklahoma Law Enforcement Retirement System against the Company in the United States District Court for the Eastern District of Texas.  The complaint also names as defendants, among others, the members of the Company’s board of directors, Sterling Partners and the joint book-running managers in the Company’s secondary public offering of shares of its Class A common stock completed in July 2015 (the “SPO”).  The lawsuit is purportedly filed on behalf of all persons similarly situated and alleges material misstatements and omissions in the registration statement relating to the SPO and in the Company’s SEC filings and other corporate reports and public announcements in violation of the federal securities laws.  The action seeks rescission of the SPO and an award of the costs and attorneys’ fees, accountants’ fees and experts’ fees of the litigation on behalf of all purchasers of the Company’s shares of Class A common stock in the SPO under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended. The action also seeks monetary damages and an award of the costs of attorneys’ fees, accountants’ fees and experts’ fees of the litigation on behalf of open market purchasers of the Company’s shares of Class A common stock between April 23, 2015 and November 16, 2015 under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder.

The outcome of the litigation and any other related lawsuits is subject to inherent uncertainties, and the actual cost associated with the action will depend upon many unknown factors.  We expect to incur significant professional fees and other costs in defending against the action. If we do not prevail in the action or any other related litigation, we may be required to pay a significant amount of monetary damages that may be in excess of our insurance coverage.  Any judgment against us could have a material adverse effect on our business, financial condition, results of operations or cash flows.    In addition, our Board of Directors, management and employees may expend a substantial amount of time on the action, diverting resources and attention that would otherwise be directed toward our operations and implementation of our business strategy, all of which could materially adversely affect our business, financial condition, results of operations or cash flows even if the Company ultimately prevails.

The potential for additional litigation or other proceedings could adversely affect us, require significant management time and attention, result in significant legal expenses or damages, and cause our business, financial condition, results of operations or cash flows to suffer.

We and current and former members of our senior management may in the future be subject to additional litigation or governmental proceedings relating to the matters that led to the securities litigation described in the previous risk factor as well as the decline in the price of our shares of Class A common stock following the reduction of our Adjusted EBITDA guidance for 2016 on November 1, 2016. Subject to certain limitations, we are obligated to indemnify our current and former officers and directors in connection with any such lawsuits or governmental proceedings and related litigation or settlement amounts. Regardless of the outcome, these lawsuits and any other litigation or governmental proceedings that may be brought against us or our current or former officers and directors could be time-consuming, result in significant expense and divert the attention and resources of our management and other key employees. An unfavorable outcome in any of these matters could exceed coverage provided under potentially applicable insurance policies. Any such unfavorable outcome could have a material adverse effect on our business, financial condition, results of operations, or cash flows. Further, we could be required to pay damages or have other remedies imposed against us, or our current or former directors or officers, which could harm our reputation, business, financial condition, results of operations or cash flows.

Our ability to borrow under the incremental term loan pursuant to the amendment to our New Facility entered into on November 1, 2016 is subject to a number of conditions.  If we are unable to meet those conditions, we will be unable to draw down funds under the incremental term loan, which would have material adverse effect on our business, financial condition, and results of operations or cash flows.

On November 1, 2016, the Company entered into further amendments under its New Facility to add $25.0 million of additional availability under the term loan portion of the facility and $5.0 million of additional availability under the revolving credit portion of the facility, on top of the $20.0 million of incremental availability under the revolving credit portion of the facility secured in an amendment entered into on August 12, 2016.

Up to $15.0 million of the First Drawing shall be available on the Initial Drawing Date not earlier than December 1, 2016, but prior to December 31, 2016, and up to $10.0 million of the Second Drawing shall be available on the Second Drawing Date not earlier than December 15, 2016, but prior to January 14, 2017, in each case, on the terms and conditions set forth in the incremental term loan amendment to the New Facility. Funding of the First Drawing is subject to, among other conditions, (i) administrative agent’s receipt of satisfactory evidence not later than December 1, 2016 that the Company has established a system of cash flow reporting pursuant to which the Company shall furnish to the administrative agent a Cash Flow Forecast, such Cash Flow Forecast to have been established and provided to the lenders, (ii) the Company shall have retained and made available to the lenders a liquidity consultant by no later than December 1, 2016, (iii) the Company shall have received at least $27.5 million in net proceeds from an issuance of non-cash pay preferred stock and (iv) no loan party shall have incurred or contracted to incur indebtedness that is guaranteed by a subsidiary that is not a guarantor under the credit facility or secured by a lien on any assets not constituting collateral for the incremental term loans or the collateral that ranks pari passu with, or senior to, the liens that secure the indebtedness under the credit facility. Funding of the Second Drawing is subject to the same conditions applicable to the First Drawing, plus the following additional conditions: (i) the administrative agent and the lenders under the incremental term loan shall be reasonably satisfied that the results of any Cash Flow Forecast that has been delivered for each of the four weeks preceding the Second Drawing Date shall not vary by more than 15% with respect to the results of any other Cash Flow Forecast delivered during such time, (ii) the administrative agent and the lenders under the incremental term loan shall be reasonably satisfied that the Cash Flow Forecast delivered on the Friday immediately prior to the Second Drawing reflects a positive 13-week cash balance forecast and (iii) the administrative agent and lenders shall have received satisfactory evidence that the borrower under the incremental term loan has at least $50.0 million cash on hand at the time of (but without giving effect to) the Second Drawing, and, to the extent any such cash shall have been received from proceeds of any issuance of any indebtedness, the ratio of (x) the aggregate principal amount of proceeds received from the issuance of any and all equity interests subsequent to the effective date of the incremental term loan amendment to the credit facility to (y) the aggregate principal amount of proceeds received from the issuance of all such indebtedness subsequent to the effective date of the incremental term loan amendment to the credit facility shall be at least 1.35:1.00.

While we expect to be able to meet the conditions to borrowing the First Drawing of $15.0 million on the First Drawing Date, we cannot assure you that we will be able to satisfy the conditions to borrowing the First Drawing of $15.0 million on the First Drawing Date or the Second Drawing of $10.0 million on the Second Drawing Date.  If we are unable to meet the conditions to drawing, we will be unable to draw down the initial $15.0 million and/or the remaining $10.0 million under the incremental term loan, which would have material adverse effect on our business, financial condition, and results of operations or cash flows.

We have recently experienced a significant decline in our cash position, liquidity and cash flow from operations. If the recent measures that we have taken to strengthen our balance sheet and generate free cash flow are not successful or we experience additional declines in the future, we may have insufficient cash and liquidity to service our debt, operating expenses and other obligations.  Any such event would have a material adverse effect on our business and financial condition.

At September 30, 2016, our cash position was $6.1 million, as compared to $16.0 million at December 31, 2015. For the nine months ended September 30, 2016, net cash used in operating activities was $37.3 million, as compared to net cash provided by operating activities of $5.1 million for the comparable period in the prior year.  Our liquidity and cash flow from operations during the nine months ended September 30, 2016 were negatively impacted by several factors:

•	Our funding of the working capital needs at our joint ventures;
•

Significant lengthening of collection cycles on accounts receivable (as evidenced by the increase in days of sales outstanding, or DSO, from 54 days in the third quarter of 2015 to 119 days in the third quarter of 2016) stemming from the outsourcing of billing and collection for our services to a third-party provider in October 2015;

•	Lower than expected patient volumes in the third quarter of 2016;
•

Higher than expected working capital requirements related to the opening of two hospitals within joint ventures, which has led to the increase in the Other receivables and current assets balance on our consolidated balance sheets from $17.1 million at December 31, 2014 to $31.5 million at December 31, 2015 and $78.9 million at September 30, 2016; and

•	Significant pre-opening expenses associated with the opening of several new hospitals and freestanding ERs.

Although we have taken certain actions to address each of these recent issues as described under “—Liquidity and Capital Resources—Overview”, we cannot assure you that any such actions will be successfully completed or that we will realize the anticipated benefits of any such actions.  In addition, we cannot assure you that we will not experience liquidity or cash flow declines in the future as a result of these or other factors.   Any of such events would have a material adverse effect on our business, financial condition, results of operations and cash flows.

Recent changes in our management and board of directors may lead to instability and may negatively affect our business.

On September 7, 2016, the Company announced the intention of Thomas S. Hall to retire from his positions as chairman of the board of directors and chief executive officer of the Company.  The Company further announced at that time that, in order to ensure an orderly transition, Mr. Hall would continue to serve as chief executive officer until the earlier of mid-2017 or the appointment of his successor and would remain as chairman until the Company’s 2017 annual meeting, at which time he would not stand for reelection.  The Board of Directors established a search committee to identify Mr. Hall’s successor and retained an executive search firm to assist in the process.  On November 1, 2016, the Company announced the appointment by the board of directors of Gregory W. Scott, a director since 2013, as chairman of the board, effective immediately, succeeding Mr. Hall in that position. On November 8, 2016, the Company announced the appointment of Mr. Scott as interim chief executive officer effective immediately, following the resignation of Thomas S. Hall from that position.  In addition, the Company announced that Mr. Scott will step down from his position as chairman of the audit committee, with Stephen M. Mengert replacing Mr. Scott in that role, and that the board of directors has appointed Jeffery S. Vender to serve as a member of the Audit Committee.

On July 28, 2016, the Company announced that Frank R. Williams, Jr. had joined its executive leadership as executive vice president and chief financial officer, succeeding Timothy L. Fielding in that position.

We cannot be certain that the changes in management and our board of directors will not negatively affect our business in the future or that additional changes in management will not occur.  Our senior management team is critical to the overall management of the Company and they also play a key role in maintaining our culture and setting our strategic direction.   Our future success depends in part upon the continued service of key members of our senior management team. To the extent there is a delay in appointing a new CEO or if we were to lose the services of other key personnel, the Company’s business could be negatively impacted.

We may become subject to negative publicity and/or litigation as a result of customers that utilize our facilities for non-acute care that is more economically provided in a different healthcare setting, such as an urgent care center or physician’s office.  Such publicity could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Certain patients may not appreciate the distinction between free standing emergency rooms such as ours and other healthcare settings.  As a result, some patients may utilize our facilities for non-acute care that is more economically provided in a different healthcare setting.  Adeptus complies with applicable patient notification laws that require freestanding emergency facilities to post a notice of fees in a conspicuous place.  Some states, however, do not require such patient notification.  If patients do not read the posted notifications or are in states where such notifications are not required, we may experience customer dissatisfaction arising from bills in line with emergency room level care, rather than what the customer may see in other healthcare settings.  In turn, this may result in complaints, negative publicity and/or litigation that could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Our business depends on numerous complex information systems, and any failure to successfully maintain these systems or implement new systems could materially harm our operations.

We depend on complex, integrated information systems and standardized procedures for operational and financial information and our billing operations. We may not have the necessary resources to enhance existing information systems or implement new systems where necessary to handle our increased patient volume and changing needs. Furthermore, we may experience unanticipated delays, complications and expenses in implementing, integrating and operating our systems. Any interruptions in operations during periods of implementation would adversely affect our ability to properly allocate resources and process billing information in a timely manner, which could result in customer dissatisfaction and delayed cash flow. In addition, our technology systems, or a disruption in the operation of such systems, could be subject to physical or electronic break-ins, and similar disruptions from unauthorized tampering. Our systems also interface with and rely on third-party systems. Although we monitor and routinely test our security systems and processes and other measures designed to protect the security and availability of our data, our information technology and infrastructure have been, and will likely continue to be, subject to computer viruses, attacks by hackers, or breaches due to employee error or malfeasance. Third parties to whom we outsource certain of our functions, or with whom our systems interface, are also subject to the risks outlined above and may not have or use appropriate controls to protect confidential information. Though we have insurance against some cyber-risks and attacks, it may not be sufficient to offset the impact of a material loss event. The failure to successfully implement and maintain operational, financial and billing information systems could have an adverse effect on our ability to obtain new business, retain existing business and maintain or increase our profit margins

We are subject to the data privacy, security and breach notification requirements of HIPAA and other data privacy and security laws and standards, and the failure to comply with these rules or standards, or allegations that we have failed to do so, can result in civil or criminal sanctions or enhanced liabilities.

HIPAA required HHS to adopt standards to protect the privacy and security of certain health-related information. The HIPAA privacy regulations contain detailed requirements concerning the use and disclosure of individually identifiable health information and the grant of certain rights to patients with respect to such information by “covered entities.” As a provider of healthcare who conducts certain electronic transactions, each of our facilities is considered a covered entity under HIPAA. We have taken actions to comply with the HIPAA privacy regulations and believe that we are in substantial compliance with those regulations. These actions include the creation and implementation of policies and procedures, staff training, execution of HIPAA-compliant contractual arrangements with certain service providers and various other measures. Ongoing implementation and oversight of these measures involves significant time, effort and expense. In addition to the privacy requirements, HIPAA covered entities must maintain certain administrative, physical, and technical security standards to protect the integrity, confidentiality and availability of certain electronic health-related information received, maintained, or transmitted by covered entities or their business associates. We have taken actions in an effort to be in compliance with these security regulations and believe that we are in substantial compliance, however, a security incident that bypasses our information security systems causing an information security breach, loss of protected health information or other data subject to privacy laws or a material disruption of our operational systems could result in a material adverse impact on our business, along with fines. Ongoing implementation and oversight of these security measures involves significant time, effort and expense.

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

HITECH significantly expanded the scope of the privacy and security requirements under HIPAA and increased penalties for violations. Currently, violations of the HIPAA privacy, security and breach notification standards may result in civil penalties ranging from $100 to $50,000 per violation, subject to a cap of $1.5 million in the aggregate for violations of the same standard in a single calendar year. The amount of penalty that may be assessed depends, in part, upon the culpability of the applicable covered entity or business associate in committing the violation. Some penalties for certain violations that were not due to “willful neglect” may be waived by the Secretary of HHS in whole or in part, to the extent that the payment of the penalty would be excessive relative to the violation. HITECH also authorized state attorneys general to file suit on behalf of residents of their states. Applicable courts may award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. HITECH also mandates that the Secretary of HHS conduct periodic compliance audits of a cross-section of HIPAA covered entities and business associates. Every covered entity and business associate is subject to being audited, regardless of the entity’s compliance record. States may impose more protective privacy restrictions in laws related to health information and may afford individuals a private right of action with respect to the violation of such laws. Both state and federal laws are subject to modification or enhancement of privacy protection at any time. We are subject to any federal or state privacy-related laws that are more restrictive than the privacy regulations issued under HIPAA. These statutes vary and could impose additional requirements on us and more severe penalties for disclosures of health information. Texas, Colorado and Arizona each have privacy regulations that impose requirements and restrictions in addition to those under HIPAA. If we fail to comply with HIPAA or similar state laws, including laws addressing data confidentiality, security or breach notification, we could incur substantial monetary penalties and our reputation. In addition, states may also impose restrictions related to the confidentiality of personal information that is not considered “protected health information” under HIPAA. Such information may include certain identifying information and financial information of our patients. Theses state laws may impose additional notification requirements in the event of a breach of such personal information. Failure to comply with such data confidentiality, security and breach notification laws may result in substantial monetary penalties.

We accept payments from patients at the facilities where we provide services using payment cards (credit cards and debit cards) and cash.  We rely on third parties to provide payment processing services, including the processing of credit cards and debit cards, and it could disrupt our business if these companies become unwilling or unable to provide these services. We are also subject to payment card association operating rules, including data security rules, certification requirements and rules governing payment card and electronic funds transfers, such as the PCI –DSS standard. If we fail to comply with these rules or requirements, or if its data security systems are breached or compromised, we may be liable for card issuing banks’ costs, be subject to fines and higher transaction fees, and lose its ability to accept credit and debit card payments from customers, process electronic funds transfers, or facilitate other types of online payments.  While we are currently compliant with PCI-DSS version 3.1, these requirements may change over time and we may be required to expend resources to comply with the latest version of PCI-DSS.

Federal and state enforcement of the Clinical Laboratory Improvement Amendments of 1988 and corresponding state regulations may impair our ability to provide required laboratory service and create licensing or regulatory issues in some facilities.

Our hospitals and free standing emergency room facilities each contain on - site laboratories and must hold certain federal, state and local licenses, certifications and permits to operate the on-site laboratories. Our on-site laboratories are subject to the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”).  Our laboratories are certified by CLIA as either waiver or accreditation laboratories. CLIA requires such on-site laboratories to be certified by the federal government and mandates compliance with various operational, personnel, facilities administration, quality and proficiency testing requirements intended to ensure that testing services are accurate, reliable and timely. CLIA certification also is a prerequisite to be eligible to bill state and federal health care programs, as well as many private insurers, for laboratory testing services.

In addition, CLIA requires each certified laboratory to enroll in an approved proficiency testing program if it performs testing in any category for which proficiency testing is required. Such laboratories must periodically test specimens received from an outside proficiency testing organization and then must submit the results back to that organization for evaluation. A laboratory that fails to achieve a passing score on a proficiency test may lose its right to perform testing in the category at issue. Further, failure to comply with other proficiency testing regulations, such as the prohibition on referral of a proficiency testing specimen to another laboratory for analysis, can result in suspension, limitation, or revocation of the referring laboratory’s CLIA certification, revocation of the laboratory’s approval to file claims with Medicare or Medicaid, the imposition of civil monetary penalties, imposition of corrective action plans and onsite monitoring requirements, civil suit for injunctive relief, criminal sanctions including fines and imprisonment, and a bar against the laboratory’s owner and operator from owning or operating any other laboratories during the period of revocation.

As a condition of CLIA certification, each of our on-site laboratories is subject to survey and inspection every other year, in addition to being subject to additional random inspections. The biennial survey is conducted by the Centers for Medicare & Medicaid Services, or CMS, a CMS agent (typically a state agency), or, if the on-site-laboratory is accredited, a CMS-approved accreditation organization. Our on-site laboratories are certified by CLIA and accredited by COLA, which is a CMS-approved accreditation organization. Those laboratories must comply with all CLIA requirements as well as with any additional requirements imposed by COLA.

CLIA provides that a state may adopt laboratory regulations that are more stringent than those under federal law. In some cases, state licensure programs defer to the federal CLIA program requisites for licensing purposes. In other instances, the state’s regulations may impose additional obligations.  State surveyors may inspect CLIA labs for licensing purposes, as agents for CMS to ensure CLIA compliance, or both.  Our on-site laboratories are licensed by the appropriate state agencies in the states in which they operate, if such licensure is required. If an on-site laboratory is out of compliance with federal or state laws or regulations governing laboratories, penalties for violation vary but may include suspension, limitation, or revocation of the referring laboratory’s CLIA certification, revocation of the laboratory’s approval to file claims with Medicare or Medicaid, the imposition of civil monetary penalties, imposition of corrective action plans and onsite monitoring requirements, civil suit for injunctive relief, criminal sanctions including fines and imprisonment, and a bar against the laboratory’s owner and operator from owning or operating any other laboratories during the period of revocation.

In May 2016, three Houston-area freestanding emergency rooms received notices of noncompliance relating to CLIA requirements.  These notices were based upon a voluntary disclosure of technical violations discovered and properly reported by Adeptus.  CMS proposed intermediate sanctions and Adeptus expects to resolve the matters through the payment of administrative penalties, submission of a corrective action plan and allegation of compliance, and adherence to a directed plan of correction.  We believe that we currently operate our laboratories in material compliance with all applicable licensing laws and regulations, but there is a risk that one or more government agencies could take a contrary position. Such occurrences, regardless of their outcome, could impact our ability to operate one or more facilities.

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

It is possible that following the inauguration of President-elect Trump on January 20, 2017, legislation will be introduced and passed by the Republican-controlled Congress repealing the PPACA in whole or in part and signed into law by President Trump, consistent with statements made by him during his presidential campaign indicating his intention to do so within a short time following his inauguration.  Because of the continued uncertainty about the implementation of the PPACA, including the potential for further legal challenges or repeal of that legislation, we cannot quantify or predict with any certainty the likely impact of the PPACA or its repeal on our business model, prospects, financial condition or results of operations. We also anticipate that Congress, state legislatures, and third-party payors may continue to review and assess alternative healthcare delivery and payment systems and may in the future propose and adopt legislation or policy changes or implementations effecting additional fundamental changes in the healthcare delivery system. We cannot assure you as to the ultimate content, timing, or effect of changes, nor is it possible at this time to estimate the impact of any such potential legislation

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

ADEPTUS HEALTH INC.

Date: November 9, 2016	/s/ Frank R. Williams Jr.
Frank R. Williams Jr.
(Chief Financial Officer and Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1

First Amendment to Credit Agreement dated as of August 12, 2016 among First Choice ER, LLC, Adeptus Health LLC, the subsidiaries identified therein, Bank of America, N.A., as Administrative Agent, Incremental Lender, and the other lenders party thereto

10.2	Employment Agreement by and between First Choice ER, LLC and Frank R. Williams, Jr., dated July 26, 2016

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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